Form 10-Q
period 2014-09-30
JRSIS HEALTH CARE Corp
filed 2014-12-12
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number: 333-194359

JRSIS HEALTH CARE CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	8099	46-4562047
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

1 st – 7 th Floor, Industrial and Commercial Bank Building,
Xingfu Street, Hulan Town, Hulan District, Harbin City,
Heilongjiang Province, China 150025

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	Yes ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the November 25, 2014, there were outstanding 13,589,000 shares of the issuer’s common stock, par value $0.001 per share.

2

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

3

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

(UNAUDITED)

	September 30,	December 31,
	2014	2013

Assets
Current Assets:
Cash and cash equivalents	$1,111,056	$631,288
Accounts receivable, net	545,129	271,427
Inventories	119,241	98,300
Other receivables	4,028	2,699
Prepayments	804,872	61,572
Advance to related parties	53,331	180,930
Deposits for capital leases - current portion	-	19,300
Total current assets	2,637,657	1,265,516

Construction in progress	15,583,298	15,346,873
Property and equipment, net	3,166,427	1,416,732
Deposits for capital leases	487,329	490,677
Total assets	$21,874,711	$18,519,798

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$580,876	$84,469
Deposits received	6,615	9,208
Due to related parties	1,796,361	-
Other payable	18,648	18,569
Payroll payable	30,671	26,975
Capital lease obligations - current portion	1,137,102	211,459
Total current liabilities	3,570,273	350,680

Capital lease obligations	13,465,782	15,024,218
Total liabilities	$17,036,055	$15,374,898

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 13,589,000 and 12,000,000 issued and outstanding at September 30,2014 and December 31, 2013,respectively	13,589	12,000
Additional Paid-in capital	946,114	38,000
Retained earnings	935,815	399,977
Other comprehensive income	9,474	23,859
Total shareholders’ equity of the Company	1,904,992	473,836
Non-controlling interest	2,933,664	2,671,064
Total shareholders’ equity	4,838,656	3,144,900
Total liabilities and shareholders’ equity	$21,874,711	$18,519,798

The accompanying notes are an integral part of these consolidated financial statements.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue:
Medicine	$651,220	$480,122	$2,200,601	$1,514,628
Patient services	714,814	553,935	2,231,807	1,625,621
Total revenue	1,366,034	1,034,057	4,432,408	3,140,249
Operating costs and expenses:
Cost of medicine sold	392,506	286,154	1,296,135	906,554
Medical consumables	124,778	102,543	340,418	235,200
Salaries and benefits	307,238	235,071	852,373	638,134
Office supplies	29,156	17,336	79,427	52,432
Vehicle expenses	5,420	23,154	25,992	46,813
Utilities expenses	11,776	13,449	50,146	50,590
Rentals and leases	41,622	41,736	125,795	123,496
Advertising and promotion expenses	115	1,909	2,650	2,976
Interest expense	165,867	3,252	664,996	10,128
Professional fee	10,875	6,714	90,577	53,197
Depreciation	37,793	30,123	108,284	83,628
Total operating costs and expenses	1,127,146	761,441	3,636,793	2,203,148
Earnings from operations before other income and income taxes	238,888	272,616	795,615	937,101
Other income	3	894	11,762	1,193
Earnings from operations before income taxes	238,891	273,510	807,377	938,294
Income tax	710	507	2,156	1,505
Net income	238,181	273,003	805,221	936,789
Less: net income attributable to non-controlling interests	74,816	130,789	269,383	794,575
Net income attributable to the Company	$163,365	$142,214	$535,838	$142,214
Other comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	439	1,138	(6,783)	28,819
Foreign currency translation adjustment attributable to the Company	1,325	2,601	(14,385)	2,601
Comprehensive income	$239,945	$276,742	$784,053	$968,209
Less: Comprehensive income attributable to non-controlling interests	75,255	131,927	262,600	823,394
Comprehensive income attributable to the Company	$164,690	$144,815	$521,453	$144,815
Basic and diluted earnings per share	$0.0120	$-	$0.0398	$-
Weighted average number of shares outstanding	13,589,000	-	13,459,526	-

The accompanying notes are an integral part of these consolidated financial statements.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$805,221	$936,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	108,284	83,628
(Gain) / loss on disposal of fixed assets	(1,829)	10,855

Changes in operating assets and liabilities:
Accounts receivable, net	(275,813)	(20,439)
Inventories	(21,632)	(30,085)
Advance to related parties	126,825	-
Prepayments and other current assets	(98,197)	685
Accounts payable	497,449	28,982
Due to related parties	99,063	(292,740)
Deposits received	(2,533)	(5,414)
Accrued expenses and other current liabilities	4,147	508
Net cash provided by operating activities	1,240, 985	712,769

Cash Flows From Investing Activities
Purchases of fixed assets	(1,898,359)	(376,378)
Addition of construction in progress	(341,451)	-
Prepayment for fixed assets acquisition	(648,187)	(818,128)
Proceeds from disposal of fixed assets	30,893	84,867
Net cash used in investing activities	(2,857,104)	(1,109,639)

Cash Flows From Financing Activities
Proceeds from non-controlling shareholder	-	702,508
Proceeds from shareholders	909,703	13
Payments on capital lease obligation	(510,155)	(118,937)
Proceeds from related parties	1,698,798	-
Net cash provided by financing activities	2,098,346	583,584

Effect of exchange rate fluctuation on cash and cash equivalents	(2,459)	4,103

Net increase in cash and cash equivalents	479,768	190,817

Cash and cash equivalents, beginning of period	631,288	200,475

Cash and cash equivalents, ending of period	$1,111,056	$391,292

Supplemental disclosure of cash flow information
Cash paid for income taxes	(2,156)	(1,505)
Cash paid for interest	(661,186)	(8,911)

The accompanying notes are an integral part of these consolidated financial statements.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

JRSIS HEALTH CARE CORPORATION (the “Company”) was incorporated on November 20, 2013 under the laws of the United States and the State of Florida. The general nature of the business shall be to engage in any and all lawful business permitted under the laws of the United States and the State of Florida.

China Runteng Medical Group Co., Ltd ("CRMG"), which is a privately held Limited Liability Company registered in British Virgin Island (“BVI”) on February 25, 2013. The characteristics of a limited liability company registered in British Virgin Islands are similar to a corporation incorporated in the United States. CRMG was authorized to issue 50,000 shares of a single class each with par value of $1.00 per share to its sole shareholder Ms. Yanhua Xing. On November 20, 2013, China Runteng Medical Group Co., Ltd has changed its name to JRSIS HEALTH CARE LIMITED ("JHCL").

On March 7, 2013, China Runteng Medical Group Co., Ltd acquired all 100 issued and outstanding shares of Runteng Medical Group Co., Ltd (“Runteng”) through share exchanges to obtain 100% controlling interests of Runteng.

Runteng Medical Group Co., Ltd. is a privately held limited liability company registered in Hong Kong on September 17, 2012. The characteristics of a limited liability company registered in Hong Kong are similar to a corporation incorporated in the United States. Runteng was authorized to issue up to 10,000 shares with par value of $1HKD per share to its sole shareholder Ms. Yanhua Xing.

In December 2012, Runteng entered into agreements with Harbin Jiarun Hospital Co., Ltd ("Jiarun") to invest 70% in it:

Harbin Jiarun Hospital Co., Ltd ("Jiarun" or “Joint Venture”)

On December 23, 2012, in accordance with the "Foreign Investment Enterprise Law" under the People’s Republic of China (“PRC”), Runteng and Jiarun entered into an agreement that Runteng and the current owner of Jiarun will invest a total of $7,936,508(equivalent to RMB50,000,000), in which Runteng will contribute $5,555,556 (equivalent to RMB35,000,000)or 70% of the total capital and the current owner of Jiarun will contribute $2,380,952 (equivalent to RMB15,000,000) or 30% of the total capital. As of September 30, 2014, Jiarun has not yet received such investment amount from Runteng. According to the Article of Association (Joint venture investment agreement), Runteng has the obligation to pay 20% of $5,555,556 (35m RMB) before the issuance of the joint venture business license, the balance 80% of $5,555,556 shall be paid within two years after the issuance of the joint venture business license.

On July 08, 2014, Jiarun have obtained joint venture business license. We have already completed “cooperation restructuring”. According to the amending of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay $5,555,556 (35m RMB) within five years after the issuance of the joint venture business license. However, no interest is required to be paid. Up to completion of our legal structures, we are compliance with the Company Law of People’s Republic of China and all other requirements imposed by PRC authorities.

On February 25, 2013, China Runteng Medical Group Co., Ltd issued 50,000 authorized shares of China Runteng Medical Group Co., Ltd at US$1.00 each to its sole shareholder Ms. Yanhua Xing. After the issuance, the total shares issued by JHCL were 50,000 with par value of US$1.00 per share.

On June 01, 2013, Junsheng Zhang, the owner of Jiarun Hospital, entered into a supplemental agreement with Runteng for the attribution of accumulated retained earnings of Jiarun. In which, the retained earnings of Jiarun will be 100% attributed to Junsheng Zhang up to June 30, 2013. From July 1, 2013, the income of operations from Jiarun will be attributed to Runteng and Junsheng Zhang for 70% and 30% respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”, the consolidated financial statements presented herein include the accounts of JHCC, JHCL, Runteng and its 70% owned subsidiary, Jiarun. All inter-company transactions and balances among the Company and its subsidiary are eliminated upon consolidation. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the period have been included.

On July 29, 2013, the Joint Venture Investment Agreement between Runteng and Junsheng Zhang has been approved by the Development and Reform Commission of Hulan District, Harbin City.

On July 29, 2013, the Joint Venture Investment Agreement between Runteng and Junsheng Zhang has been approved by the Harbin Investment Promotion Bureau; the Joint Venture Jiarun Hospital duration of operation is twenty years.

On July 29, 2013, Harbin Jiarun Hospital Company Ltd has obtained Certificate of Approval for Establishment of Enterprises with Investment of Taiwan, Hong Kong, Macao and Overseas Chinese in the People’s Republic of China; the Joint Venture Jiarun Hospital duration of operation is twenty years.

Runteng will pay to Jiarun as soon as Runteng obtain funding from any alternatives. On July 08, 2014, Jiarun have obtained joint venture business license. We have already completed “cooperation restructuring”. According to the amending of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay $5,555,556 (35M RMB) within five years after the issuance of the joint venture business license.

On October 3, 2013, Ms. Yanhua Xing transferred 23,275 JHCL shares to Mr. Junsheng Zhang, 23,225 JHCL shares to Ms. Chunlan Tang, and 1,050 JHCL shares to Mr. Weiguang Song.

On November 8, 2013, Ms. Chunlan Tang transferred all 23,225 JHCL shares to Mr. Junsheng Zhang, subsequently making Mr. Junsheng Zhang holdings 46,500 JHCL shares.

On November 20, 2013, JRSIS HEALTH CARE LIMITED has changed its name from China Runteng Medical Group Co., Ltd.

On 20 th of December, 2013, by and among JRSIS HEALTH CARE CORPORATION (the “JHCC”) and JRSIS HEALTH CARE LIMITED (the “JHCL”) and the shareholders of JHCL, Junsheng Zhang, Yanhua Xing and Weiguang Song has entered a share exchange agreement. JHCC desires to issue a total of 12,000,000 shares of its Common Stock (the “JHCC Shares”) to the Shareholders of JHCC, pro rata, in exchange for one hundred percent (100%) of the JHCL Shares owned by the Shareholders. At the Closing, the Shareholders shall allot and deliver to JHCC a total of 50,000 shares of the ordinary share of JHCL which represents one hundred percent (100%) of the issued and outstanding shares of JHCL. JHCL shall become a wholly-owned subsidiary of JHCC, and JHCC will effectively acquire all business and an assets of JHCL as now or hereafter existing, including all business and assets of any and all subsidiaries of JHCL, including Runteng Medical Group Company Limited, a Hong Kong registered investment company that holds a seventy percent (70%) ownership interest in Harbin Jiarun Hospital Company Ltd., a Heilongjiang registered company.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Runteng as a parent company is subjecting to ASC810-10-10, which states that consolidated financial statements are required for a fair presentation as it has a direct controlling financial interest in Jiarun. The unaudited consolidated financial statements are the historical financial information and operation results of Jiarun.

Based on our analysis of the guidance contained in FASB ASC 805-50-15 a, an example of transactions between entities under common control includes an entity that “charters” a newly formed entity and then transfers some or all of its net assets to that newly formed entity. In this situation, the Predecessor’s management (Jiarun) created the JHCC, and operating with the approval and at the direction of JHCC. For the purpose of contributing the net assets in the Predecessor, in exchange for equity in the JHCC.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

30% of Jiarun hospital interest held by Junsheng Zhang is subjecting to non-controlling interest (“NCIs”), which was stated under ASC810-10-45, the ownership interest in the subsidiary that are held by owners other than the parent is a non-controlling interest. 70% held by Runteng is applying to its holding Runteng.

On June 01, 2013, Junsheng Zhang, the owner of Jiarun Hospital, entered into supplemental agreement with Runteng for the attribution of accumulated retained earnings of Jiarun. In which, the retained earnings of Jiarun will be attributed to Junsheng Zhang up to June 30, 2013. From July 1, 2013, the income of operations from Jiarun will be attributed to Runteng and Junsheng Zhang for 70% and 30% respectively.

According to the joint venture supplemental agreement, the comprehensive income of Jiarun will be attributable to the non-controlling interest up to June 30, 2013. From July 1, 2013, the comprehensive income from Jiarun will be attributable to retained earnings and non-controlling interest for 70% and 30% respectively.

According to ASC 810-10-50 requirements, we have separately disclosed amounts attributable to shareholders’ equity and NCIs in the financial statements. As of September 30, 2014, the comprehensive income attributable to shareholders’ equity and NCIs is $1,904,992 and $2,933,664 respectively. As of December 31, 2013, the comprehensive income attributable to shareholders’ equity and NCIs is $473,836 and $2,671,064.

JRSIS HEALTH CARE CORPORATION, JRSIS HEALTH CARE LIMITED, Runteng, Jiarun is collectively referred as the “Company”. The Company provides full health care services in the Heilongjiang region in China through Harbin Jiarun Hospital Co., Ltd:

Harbin Jiarun Hospital Co., Ltd

Harbin Jiarun Hospital Co., Ltd is a privately held, for-profit hospital incorporated in Harbin city of Heilongjiang, China in February 2006. Jiarun is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

On 20th of December, 2013, by and among JRSIS HEALTH CARE CORPORATION (the “JHCC”) and JRSIS HEALTH CARE LIMITED (the “JHCL”) and the shareholders of JHCL, Junsheng Zhang, Yanhua Xing and Weiguang Song have entered a share exchange agreement. JHCC desires to issue a total of 12,000,000 shares of its Common Stock (the “JHCC Shares”) to the Shareholders of JHCC, pro rata, in exchange for one hundred percent (100%) of the JHCL Shares owned by the Shareholders. At the Closing, the Shareholders shall allot and deliver to JHCC a total of 50,000 shares of the ordinary share of JHCL which represents one hundred percent (100%) of the issued and outstanding shares of JHCL. JHCL shall become a wholly-owned subsidiary of JHCC, and JHCC will effectively acquire all business and an assets of JHCL as now or hereafter existing, including all business and assets of any and all subsidiaries of JHCL., including Runteng Medical Group Company Limited, a Hong Kong registered investment company that holds a seventy percent (70%) ownership interest in Harbin Jiarun Hospital Company Ltd., a Heilongjiang registered company.

On December 23, 2012, in accordance with the "Foreign Investment Enterprise Law" under the People’s Republic of China (“PRC”), Runteng and Jiarun entered into an agreement that Runteng and the current owner of Jiarun will invest a total of $7,936,508(equivalent to RMB50,000,000), in which Runteng will contribute $5,555,556 (equivalent to RMB35,000,000)or 70% of the total capital and the current owner of Jiarun, Junsheng Zhang will contribute $2,380,952 (equivalent to RMB15,000,000) or 30% of the total capital. On May 21, 2013, the Joint Venture Investment Agreement between Runteng and Harbin Jiarun Hospital Company Ltd has been approved by the Ministry of Health of Heilongjiang.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

The owners of Jiarun gaining control over the combined entity after the transaction, and the shareholders of the former public shell corporation continuing only as passive investors. Besides, Junsheng Zhang, the chairman, hold more than 50% of the voting ownership interest of each entity and as a controlling position for each entity. The transaction with Jiarun was treated as a transaction between entities under common control.

As stipulated in ASC 805-50-45-5, the previously-separate entities have been combined in our presentation of our financial statements and financial data for 2012, the basis of accounting as the financial statements for all periods included in the filing were presented on an historical cost basis. The previously-separate entities were Harbin Jiarun Hospital Co., Ltd (“Jiarun Hospital”), Runteng Medical Group Co., Ltd (“Runteng”), JRSIS Health Care Limited (“JHCL”) and JRSIS Health Care Corporation (“JHCC”).

The Company has also considered the need for the group’s financial statements before and after the combination transaction pursuant to ASC 805-50-45-5. The healthcare businesses of Jiarun Hospital that were contributed to the Company were controlled by Jiarun Hospital for all periods through December 31, 2011, and as such all such prior year data of the Company, as the receiving entity has been retrospectively adjusted.

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of September 30, 2014 and for the nine months and three months periods ended September 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form S-1 for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2014, its consolidated results of operations and cash flows for the nine months and three months periods ended September 30, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

B.	Principles of consolidation

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”, the unaudited consolidated financial statements presented herein include the accounts of JHCC, JHCL, Runteng, and its 70% owned subsidiary Jiarun. All inter-company transactions and balances among the Company and its subsidiary are eliminated upon consolidation. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the period have been included.

C.	Foreign currency

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the Company is the Renminbi (“RMB’), except Runteng paid in capital the Hong Kong Dollar (“HKD"). The reporting currency of these unaudited consolidated financial statements is the United States dollar (“US Dollars” or “$”).

The financial statements of the company, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States Dollar. Assets and liabilities are translated using the exchange rate at each reporting period end date. Revenue and expenses are translated using weighted average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income or expense.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

The exchange rates used for foreign currency translation are as follows:

		2014Q3 (RMB/HKD)	2013Q3 (RMB)	2013 (RMB)
Assets and liabilities	period end exchange rate	6.1560/7.7637	6.1514	6.1140
Revenue and expenses	period weighted average	6.1502/7.7545	6.2215	6.1982
Capital related	historical rate			6.1921

D.	Use of estimates

The preparation of unaudited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets.

E.	Cash and cash equivalents

Cash and cash equivalents represent cash on hand; cash in bank with various financial institutions in the People’s Republic of China (“PRC”) and all highly-liquid investments with original maturities of three months or less at the time of purchase. Cash accounts are not insured or otherwise protected. Should any bank holding cash on deposits become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash on deposits with that particular bank or other financial institutions.

F.	Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

F.	Accounts receivable (Continued)

The Company is a registered medical service vendor under the state social insurance system. The balances of this account represent amounts due from social insurance agencies for the medical service provided to the patients who are covered by insurance. In accordance with the agreements with social insurance agencies, credit terms granted to those agencies are 30 days after their confirmation on relevant claims. A general bad debt provision was made at year end for potential claims arising from medical disputes. As of September 30, 2014 and December 31, 2013, the Company has accounts receivable from social insurance agencies of $572,338 and $298,823, respectively; and recorded bad debt provision of $27,209 and $27,396, respectively.

G.	Inventories

Inventories, consisting principally of medicines, are stated at the lower of cost or market using the first-in, first-out method (“FIFO”). This policy requires the Company to make estimates regarding the market value of inventory, including an assessment of excess or obsolete inventory. The Company determines excess or obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

	September 30,	December 31,
	2014	2013
Western medicine	$113,426	$94,507
Chinese herbal medicine	5,815	3,793
	$119,241	$98,300

H.	Construction in progress

Construction in progress represents the new hospital painting and decoration costs. And all direct costs relating to the polishing and decoration are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

The construction in progress of the Company were $15,583,298 and $15,346,873 as of September 30, 2014 and December 31, 2013, respectively.

	September 30,	December 31,
	2014	2013
Fire protection construction costs	$19,412	$19,545
Water pump costs	45,432	45,744
Building materials porcelain	16,244	16,356
Building	15,081,430	15,185,032
Wall decoration	37,037	37,291
Electric power survey and design fees	17,433	17,553
Public water work	25,179	25,352
Air-conditioning system	341,131	-
Total	$15,583,298	$15,346,873

I.	Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized. Depreciation is recorded on a straight-line basis reflective of the useful lives of the assets. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from accounts and any gain or loss is reflected in income.

Buildings and improvement	10-40 years
Medical equipment	5-15 years

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

I.	Property and equipment (Continued)

Transportation instrument	5-10 years
Office equipment	5-10 years
Electronic equipment	5-10 years
Software	5-10 years

	September 30,	December 31,
	2014	2013
Transportation equipment	$308,974	$231,141
Medical equipment	2,579,347	1,463,847
Electrical equipment	704,660	47,414
Office equipment and other	13,624	58,696
Buildings	47,109	-
Software	2,891	2,911
Total fixed assets at cost	3,656,605	1,804,010
Accumulated depreciation	(490,178)	(387,277)
Total fixed assets, net	$3,166,427	$1,416,732

Depreciation expense was $108,284 and $83,628 for the nine months ended September 30, 2014 and September 30, 2013, respectively. During the three months ended September 30, 2014 and 2013 was $37,793 and $30,123, respectively.

J.	Long-lived Assets

The primary components of the Company’s long-lived assets are discussed below. When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired under the provisions of FASB authoritative guidance regarding accounting for the impairment or disposal of long-lived assets, the Company considers the recoverability of assets to be held and used by comparing the carrying amount of the assets to the undiscounted value of future net cash flows expected to be generated by the assets. If assets are identified as impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by independent appraisals or estimates of discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

K.	Deposits received

Deposits received consist of the following two types of deposits:

·	Deposits received from patients before hospitalization. These deposits are recognized as revenue when patient services are provided to the patients or the balance is refunded to the patients at the time the patients check out of the hospital. Deposits received from patients were $Nil and $2,251 as of September 30, 2014 and December 31, 2013, respectively.

·	Deposits received from Bureau of civil affairs were $6,615 and $6,957 as of September 30, 2014 and December 31, 2013, respectively.

Deposits received consist of the following:

	September 30,	December 31,
	2014	2013
Bureau of civil affairs	$6,615	$6,957
Deposits from patients	$-	$2,251
	$6,615	$9,208

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

L.	Capital lease obligations and deposit for capital leases

On December 23, 2010, Jiarun entered into a Lease Agreement to lease medical equipment from Hitachi, a third party, for a three-year period, in which Jiarun is required to make quarterly payments toward the lease. The Company was also required to pay a deposit up front, which the deposit will later be used to offset against the last quarterly payment. The medical equipment will be transferred to Jiarun upon the completion of the Agreement.

On September 3, 2012, Jiarun entered into a Lease Agreement to lease medical equipment from Hitachi, a third party, for a two-year period, in which Jiarun is required to make quarterly payments toward the lease. The Company also was required to pay a deposit up front, which the deposit will be later used to offset against the last quarterly payment. The medical equipment will be transferred to Jiarun upon the completion of the Agreement.

On June 5, 2013, Jiarun entered into a Lease Agreement to lease hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owed by the owner of Jiarun, a related party. The Leasing terms consist of principal plus interest of 30 payments. Each payment will be made at annual basis and 7 million RMB for each payment will be paid upfront for each leasing period. The first payment shall commence on September 1, 2014, then the final payments to settle the total leasing amount. Both parties agreed for the leasee to pay 3 million RMB as deposit at the execution of the Leasing agreement, which will be deducted from the finally rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the Leasee (Jiarun hospital).

According to the Financial Leasing Contract, Jiarun has committed CNY 3 million ($490,677) of premium for lease which shall be paid in full prior to commencement of the leasing period to the Leasor. In accordance to accounting principles and treatment, this payment was booked as deposit in our accounts. The Leasor shall return the premium for lease to the Leasee at expiration of this Contract, or pledge this deposit as part of rents for the last period or periods in 2043.

ASC840-30-45-1 to 2 required us to separately disclose assets, obligations in Lessee’s financial statements. Especially it requiring assets to be recorded under capital leases and the accumulated amortization thereon shall be separately identified in the lessee’s balance sheet or in footnotes thereto. Obligation under capital leases shall be separately identified as such in the lessee’s balance sheet and shall be subject to the same considerations as other obligations in classifying them with current and noncurrent liabilities in classified balance sheets. ASC 840-30-45-3 the interest expense does not necessary classify as separate items in the income statement. However, unless the charge to income resulting from amortization of assets recorded under capital leases is included by the lessee with depreciation expense and the fact that it is so included is disclosed, the amortization charge shall be separately disclosed in the financial statements or footnotes thereto.

ASC 840-30-50-1 (a) to (d) specifies all of the information with capital leases shall be disclosed in the lessee’s financial statements or footnotes thereto, including the gross amount of assets recorded under capital leases, future minimum lease payments, the total of minimum sublease rentals and etc.

The leasing agreement for our hospital building contains the following provisions:

•	Rental payments of $1,144,913 per year, payable at the beginning of the month, September 2014.

•	An option allowing the lessor to extend the lease for thirty years beyond the last renewal option exercised by the company

•	A guarantee by the company that the lessor will realize $Nil, from selling the asset at the expiration of the lease This lease is a capital lease because its term (30 years) exceeds 75% of the building’s estimated economic life. In addition, the present value ($15,185,032) of the minimum lease payments exceeds 90% of the fair value of the building ($15,721,295).

•	Accumulated annual amounts resulting from applying an interesting rate 6.55% to the balance of the lease obligation at the beginning of each year. The lease obligation is increased by the amount of the prior year’s interest, the amount of the net rental payment at the beginning of each year; and this amount represents the guaranteed residual value at the end of the lease term.

These leases have been classified as capital leases. The cost of the medical equipment included in these leases is included in the consolidated balance sheets as property and equipment and construction in progress.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

L.	Capital lease obligations and deposit for capital leases (Continued)

The future minimum lease payments for annual capital lease obligation as of September 30, 2014 are as follows:

Year	Amounts
2014	$1,137,102
2015	818,272
2016	184,556
Thereafter	12,462,954
Total	$14,602,884

The Company recorded finance lease fees of $661,186 and $8,911 for the nine months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014 and 2013 was $164,567 and $2,362, respectively.

M.	Income taxes

The Company adopts FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the FASB issued FIN 48(ASC 740-10), Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (ASC 740), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48(ASC 740-10), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or deferred tax asset valuation allowance.

As a result of the implementation of FIN 48 (ASC 740-10), the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 (ASC 740-10). The Company recognized no material adjustments to liabilities or shareholder’s equity as a result of the implementation. The adoption of FIN 48 did not have a material impact on the Company’s unaudited consolidated financial statements.

Enterprise income tax is defined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

Jiarun's medical services have been exempt from enterprise income tax since March 1, 2006, which has been approved by the Local Taxation Bureau.

Jiarun was incorporated in accordance with the law of medical and health institutions, mainly provide medical services, with the "PRC Business Tax Tentative Regulations" Article 8 (3) medical service income tax-free provisions (hospital, clinics and other medical institutions to provide medical services shall be exempt from business tax). The Company's medical services have been exempted from business tax since March 1, 2006.

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has paid income tax voluntary for $2,156 and $1,505 for nine months ended September 30, 2014 and 2013, and for $710 and $507 during three months ended September 30, 2014 and 2013 respectively as a support to the local tax bureau's economical obligation.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

N. Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

As of September 30, 2014 and December 31, 2013, the Company has an accounts payable balance due to Heilongjiang Dahua Medicine Wholesale Co., Ltd owned by the owner of Jiarun, for the amount of $70,903 and $Nil, respectively.

During the nine months ended September 30, 2014 and 2013, the Company had purchased from Heilongjiang Dahua Medicine Wholesale Co., Ltd for $256,327and $168,374. During the three months ended September 30, 2014 and 2013, the Company had purchased from Heilongjiang Dahua Medicine Wholesale Co., Ltd for $103,448 and $58,092, respectively.

During the nine months ended September 30, 2014 and 2013, Heilongjiang Dahua Medicine Wholesale Co., Ltd also paid $6,794 and $5,546 for the social insurance of Jiarun hospital staff. During the three months ended September 30, 2014 and 2013, Heilongjiang Dahua Medicine Wholesale Co., Ltd also paid $2,101 and $1,542 for the social insurance of Jiarun hospital staff.

As of September 30, 2014 and December 31, 2013, the Company has a balance due to Harbin Jiarun Pharmacy Co., Limited owned by the owner of Jiarun, of $15,685 and $Nil, respectively.

During the nine months ended September 30, 2014 and 2013, the Company had purchased from Harbin Jiarun Pharmacy Co., Limited for $165,507 and $145,927. During the three months ended September 30, 2014 and 2013, the Company had purchased from Harbin Jiarun Pharmacy Co., Limited for $50,068 and $43,789 respectively.

As of September 30, 2014 and December 31, 2013, the Company has a balance due to Heilongjiang Province Runjia Medical Equipment Company Limited owned by the owner of Jiarun of $139,360 and $Nil.

During the nine months ended September 30, 2014 and 2013, the Company had purchased from Heilongjiang Province Runjia Medical Equipment Company Limited for $27,609 and $Nil. During the three months ended September 30, 2014 and 2013, the Company had purchased from Heilongjiang Province Runjia Medical Equipment Company Limited for $9,486 and $Nil respectively.

During the nine months ended September 30, 2014 and 2013, the Company had borrowed from Heilongjiang Province Runjia Medical Equipment Company Limited for $129,955 and $Nil. During the three months ended September 30, 2014 and 2013, the Company had borrowed from Heilongjiang Province Runjia Medical Equipment Company Limited for $Nil and $Nil respectively.

As of September 30, 2014 and December 31, 2013, the Company has a balance due to Harbin Baiyi Real Estate Development Co., Ltd owned by the owner of Jiarun of $560,104 and $Nil.

During the nine months ended September 30, 2014 and 2013, the Company had borrowed from Harbin Baiyi Real Estate Development Co., Ltd for $560,104 and $Nil. During the three months ended September 30, 2014 and 2013, the Company had borrowed from Harbin Baiyi Real Estate Development Co., Ltd for $Nil and $Nil respectively.

As of September 30, 2014 and December 31, 2013, the Company has a balance due to Jiarun Super Market Co., Ltd owned by the owner of Jiarun of $877,193 and $Nil.

During the nine months ended September 30, 2014 and 2013, the Company had borrowed from Jiarun Super Market Co., Ltd owned by the owner of Jiarun for $887,193 and $Nil. During the three months ended September 30, 2014 and 2013, the Company had borrowed from Jiarun Super Market Co., Ltd for $Nil and $Nil respectively.

As of September 30, 2014 and December 31, 2013, the Company has a balance due to Harbin Qi-run pharmacy limited owned by the owner of Jiarun of $129,954 and $Nil.

During the nine months ended September 30, 2014 and 2013, the Company had borrowed from Harbin Qi-run pharmacy limited owned by the owner of Jiarun for $129,954 and $Nil. During the three months ended September 30, 2014 and 2013, the Company had borrowed from Harbin Qi-run pharmacy limited for $Nil and $Nil respectively.

As of September 30, 2014 and December 31, 2013, the Company has a balance due to Junsheng Zhang for the amount of $3,162 and $162.

The Company has a total balance due to related parties of $1,796,361 and $Nil as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, the shareholder of JHCL owed the company $50,000 and $50,000 for paid-in capital respectively.

On June 5, 2013, Jiarun entered into a Lease Agreement to lease new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owed by the owner of Jiarun, a related party. As of September 30, 2014, Harbin Baiyi Real Estate Development Co., Ltd received decoration fee paid in advance from the Company in the total amount of $3,331. As of September 30, 2014, the company has balance of deposits for capital leases and capital lease obligations of $487,329 and $13,465,782 respectively.

As of December 31, 2013, Harbin Baiyi Real Estate Development Co., Ltd received decoration fee paid in advance from the Company in the total amount of $ 5,807. As of December 31, 2013, the company has balance of deposits for capital leases and Capital lease obligations of $490,677 and $15,024,218 respectively.

As of September 30, 2014 and December 31, 2013, Junsheng Zhang received rentals fee paid in advance from the Company in the total amount of $Nil and $125,123.

O.	Prepayments

Prepayments consist of the following:

	September 30,	December 31,
	2014	2013

Heating fees	$-	$11,061
Deposits on medical equipment	718,079	43,507
Others	86,793	7,004
	$804,872	$61,572

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

P.	Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of September 30, 2014 and December 31, 2013.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of September 30, 2014 and December 31, 2013.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Q.	Segment and geographic information

The Company is operating in one segment in accordance with the accounting guidance FASB ASC topic 280, “Segment Reporting”. The company’s revenues are from customers in People’s Republic of China (“PRC”). All assets of the company are located in PRC.

R.	Revenue Recognition

The Company’s revenue consists of medicine sales and patient care revenue.

Medicine

Revenue from the sale of medicine is recognized when it is both earned and realized. The Company’s policy is to recognize the sale of medicine when the title of the medicine, ownership and risk of loss have transferred to the purchasers, and collection of the sales proceeds is reasonably assured, all of which generally occur when the patient receives the medicine.

Given the nature of this revenue source of the Company’s business and the applicable rules guiding revenue recognition, the revenue recognition practices for the sale of medicine do not contain estimates that materially affect results of operations nor any policy for return of products.

The revenue from medicine sales consists of the following:

	Three months ended September 30, 2014
	Jiarun	Eliminations	Consolidated
Medicine:
Western medicine	$540,362	-	$540,362
Chinese medicine	96,470	-	96,470
Herbal medicine	14,388	-	14,388
Total medicine	$651,220	-	$651,220

	Three months ended September 30, 2013
	Jiarun	Eliminations	Consolidated
Medicine:
Western medicine	$403,173	-	$403,173
Chinese medicine	63,589	-	63,589
Herbal medicine	13,360	-	13,360
Total medicine	$480,122	-	$480,122

	Nine months ended September 30, 2014
	Jiarun	Eliminations	Consolidated
Medicine:
Western medicine	$1,885,582	-	$1,885,582
Chinese medicine	263,419	-	263,419
Herbal medicine	51,600	-	51,600
Total medicine	$2,200,601	-	$2,200,601

	Nine months ended September 30, 2013
	Jiarun	Eliminations	Consolidated
Medicine:
Western medicine	$1,274,904	-	$1,274,904
Chinese medicine	196,350	-	196,350
Herbal medicine	43,374	-	43,374
Total medicine	$1,514,628	-	$1,514,628

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

R.	Revenue Recognition (Continued)

Patient Services

In accordance with the medical licenses of Jiarun, the approved medical patient service scope of the Company include medical consulting, surgery, obstetrics and gynecology, pediatrics, anesthesia, clinic laboratory, medical imaging, and traditional Chinese medicine, etc.

Patient service revenue is recognized when it is both earned and realized. The Company’s policy is to recognize patient service revenue when the medical service has been provided to the patient and collection of the revenue is reasonably assured.

The Company provides services to both patients covered by social insurance and patients who are not covered by social insurance. The Company charges the same rates for patient services regardless of the coverage by social insurance.

Patients who are not covered by social insurance are liable for the total cost of medical treatment.

■	For out-patient medical services, revenue is recognized when the Company provides medical service to the patient. The Company collects payment when the patient checks out from the hospital, which is the same day the services are provided.

■	For in-patient medical services, the Company estimates the approximate fee the patients will spend in the hospital based on patients’ symptom. This is when the patients check in to the hospital. At that time, the Company collects the estimated fees from the patient and records the payment as deposits received.

During the in-patient services period, the Company recognizes revenue when the patient service is provided and deducts the cost of service from the deposit received. The Company records these transactions based on daily reports generated by the respective medical department. When medical services exceed patient deposits received the Company records revenue and accounts receivable when the patient services are provided.

When patients check out from the hospital, the Company calculates and determines the remaining deposit, if any, and refunds the unused portion of the deposit to the patients. In the case where the patients have a balance in accounts receivable during the in-patient period, accounts receivable are required to be paid in full at checkout.

Patients covered by social insurance will receive a portion or full medical services reimbursed or paid by the social insurance agencies via prepaid cards or insurance claim settlement process.

Settlement process

The Company is a registered medical service vendor under the state social insurance system for various social insurance agencies; the insurance agencies include “Social Medical Insurance funded by PRC and Heilongjiang Province” and “Heilongjiang Province New Rural Cooperative Medical Care System”. The Company utilizes an online system maintained by the social insurance agencies for patients’ who are covered by social insurance agencies.

■	The Company records patients’ information in the social insurance system at check in. The system determines the covered portion and amounts based on the information input to the system.

■	At the time of check out, the Company collects payment for services the patients are liable for and records accounts receivable from the social insurance agencies for the portion of services covered by the social insurances. In the case that the patients have made payment during the in-patient services period, the Company refunds any amount in excess of the portion they are liable for.

■	The Company is responsible for submitting supporting documents of patient services provided to the social insurance agencies for their review. The Company also requires reconciling its records with the social insurance agencies once a month. Once the social insurance agencies approve the reconciliation, the insurance agencies will settle the accounts receivable balance in the next month following the approval.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

R.	Revenue Recognition (Continued)

The revenue from patient services consists of the following:

	Three months ended September 30, 2014
	Jiarun	Eliminations	Consolidated
Patient services:
Medical consulting	$278,858	-	$278,858
Medical treatment	404,799	-	404,799
Others	31,157	-	31,157
Total patient services	$714,814	-	$714,814

	Three months ended September 30, 2013
	Jiarun	Eliminations	Consolidated
Patient services:
Medical consulting	$167,586	-	$167,586
Medical treatment	383,811	-	383,811
Others	2,538	-	2,538
Total patient services	$553,935	-	$553,935

	Nine months ended September 30, 2014
	Jiarun	Eliminations	Consolidated
Patient services:
Medical consulting	$884,928	-	$884,928
Medical treatment	1,287,898	-	1,287,898
Others	58,981	-	58,981
Total patient services	$2,231,807	-	$2,231,807

	Nine months ended September 30, 2013
	Jiarun	Eliminations	Consolidated
Patient services:
Medical consulting	$489,639	-	$489,639
Medical treatment	1,126,101	-	1,126,101
Others	9,881	-	9,881
Total patient services	$1,625,621	-	$1,625,621

S.	Fair Value Measurement

The Company applies the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value for the assets and liabilities required or permitted to be recorded, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that is observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

There were no transfers between level 1, level 2 or level 3 measurements for the nine months ended September 30, 2014 and 2013 and for the three months ended September 30, 2014 and 2013.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital lease obligations also approximate carrying value as they bear interest at current market rates.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

T	Recently accounting pronouncements

From time to time, new accounting standards issued by the Financial Accounting Standards Board (“FASB”) are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

U	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. During nine and three months ended September 30, 2014 and September 30, 2013 no customer accounted for more than 10% of net revenue respectively. As of September 30, 2014 and December 31, 2013, 3 and 2 customers accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

V.	Paid-in capital

On February 25, 2013, China Runteng Medical Group Co., Ltd was incorporated in British Virgin Islands under BVI’s Companies Ordinance. The Company has been authorized to issue 50,000 shares with par value of US$1.00 per share. The total issued and outstanding share as of December 31, 2013 is 50,000 shares, which was issued as founder’s shares at the time of incorporation with no consideration were given. On March 7, 2013, CRMG has acquired all 100% issued and outstanding shares of Runteng Medical Group Company Limited, obtained 100% controlling interest of Runteng Medical Group Company Limited. A Hong Kong registered company that holds a seventy percent (70%) ownership interest in Harbin Jiarun Hospital Company Ltd., a Heilongjiang registered company.

On May 21, 2013, the Joint Venture Investment Agreement between Runteng and Harbin Jiarun Hospital Company Ltd has been approved by the Ministry of Health of Heilongjiang; the approval certificate will be due on May 21, 2015.

W.	Common stock

On November 20, 2013, JRSIS HEALTH CARE CORPORATION was incorporated in United States and the State of Florida. The general nature of the business shall be to engage in any and all lawful business permitted under the laws of the United States and the State of Florida. The Company has been authorized to issue 100,000,000 shares with $0.001 par value, of which 12,000,000 shares are issued and outstanding.

On December 20, 2013, upon formation, the Company issued an aggregate of 12,000,000 shares of its common stock to the shareholders of JRSIS HEATH CARE LIMITED to exchange all common stock of JRSIS HEATH CARE LIMITED 50,000 shares, $1 per share.

On January 23, 2014, JRSIS HEALTH CARE CORPORATION issued 1,589,000 common shares by private offering to 85 shareholders at a price of US$0.5725 per share, including both non-related and related person, three persons are defined as related person. The approximate dollar value of the amount involved in the transaction is US$909,703, including US$ 81,295 value of the amount of the related person's interest in the transaction.

1. Lanying Zhang, the sister of the Chairman, is not an employee of the Company and does not earn annual salary from the Company. The approximate dollar value of the amount involved in the transaction is US$22,900.

2. Pinxia Jin, the cousin of the Chairman, is not an employee of the Company and does not earn annual salary from the Company. The approximate dollar value of the amount involved in the transaction is US$57,250.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

W.	Common stock (Continued)

3. Ms. Xing Yanhui, a director of the Company since 2012. This relationship was reviewed by the Corporate Governance under the Company’s related party transaction policy. The approximate dollar value of the amount involved in the transaction is US$1,145.

The Company recognizes that related party transactions can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the Company’s best interests and those of our shareholders.

X.	Non-controlling interests

Non-controlling interests represent the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The Company’s accompanying consolidated financial statements include all assets, liabilities, revenues and expenses at their consolidated amounts, which include the amounts attributable to the Company and the non-controlling interest. The Company recognizes as a separate component of equity and earnings the portion of income or loss attributable to non-controlling interests based on the portion of the entity not owned by the Company.

The Company adopted the provisions of FASB authoritative guidance regarding non-controlling interests in consolidated financial statements. The guidance requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section. It also requires the amounts of consolidated net earnings attributable to the Company and to the non-controlling interests to be clearly identified and presented on the face of the consolidated statements of operations.

On December 23, 2012, in accordance with the "Foreign Investment Enterprise Law" under the People’s Republic of China (“PRC”), Runteng and Jiarun entered into an agreement that Runteng and the current owner of Jiarun will invest a total of $7,936,508(equivalent to RMB50,000,000), in which Runteng will contribute $5,555,556 (equivalent to RMB35,000,000) or 70% of the total capital and the current owner of Jiarun will contribute $2,380,952(equivalent to RMB15,000,000) or 30% of the total capital. As of September 30, 2014, Jiarun has not yet received such investment amount from Runteng.

On June 01, 2013, Junsheng Zhang, the owner of Jiarun Hospital, entered into a supplemental agreement with Runteng for the attribution of accumulated retained earnings of Jiarun. In which, the retained earnings of Jiarun will be 100% attributed to Junsheng Zhang up to June 30, 2013. From July 1, 2013, the income of operations from Jiarun will be attributed to Runteng and Junsheng Zhang for 70% and 30% respectively.

On June 03, 2013, Jiarun Hospital received paid in capital of $702,508 (RMB4.35 Million) in cash from Mr. Junsheng Zhang, which has been certified by Heilongjiang Jinyuda Accountants Business Office Co. Ltd; the report number is (2013) A436.

$702,508 are reflected under “Cash and cash equivalents” of the caption in our Consolidated Balance Sheet.

Agreement above has been submitted to the local government for approval on December 29, 2012.

According to the regulation of the State Administration for Industry & Commerce of the People’s Republic of China and the shareholder investment confirmation letter signed on July 25, 2014 confirmed by both parties (Runteng Group and Junsheng Zhang), total contribution amount of Junsheng Zhang has been completed before the merger and acquisition of Runteng Group to Jiarun Hospital on June 30, 2013. Thus, Junsheng Zhang has already fulfilled his “cooperation restructuring” obligation. Both parties have confirmed Junsheng Zhang has completed his investment, no further obligations to be fulfilled by Junsheng Zhang.

On July 08, 2014, Jiarun have obtained joint venture business license. We have already completed “cooperation restructuring”. According to the amending of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay $5,555,556 (35m RMB) within five years after the issuance of the joint venture business license. However, no interest is required to be paid. However, no interest is required to be paid. Up to completion of our legal structures, we are compliance with the Company Law of People’s Republic of China and all other requirements imposed by PRC authorities.

On June 01, 2013, Junsheng Zhang, the owner of Jiarun Hospital, entered into supplemental agreement with Runteng for the attribution of accumulated retained earnings of Jiarun. In which, the retained earnings of Jiarun will be attributed to Junsheng Zhang up to June 30, 2013. From July 1, 2013, the income of operations from Jiarun will be attributed to Runteng and Junsheng Zhang for 70% and 30% respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(AMOUNTS IN USD)

(UNAUDITED)

X.	Non-controlling interests (Continued)

According to the joint venture supplemental agreement, the comprehensive income of Jiarun will be attributable to the non-controlling interest up to June 30, 2013. From July 1, 2013, the comprehensive income from Jiarun will be attributable to retained earnings and non-controlling interest for 70% and 30% respectively.

Based on our analysis of the guidance contained in FASB ASC 805-50-15 a., an example of transactions between entities under common control includes an entity that “charters” a newly formed entity and then transfers some or all of its net assets to that newly formed entity. In this situation, the Predecessor’s management (Jiarun) created the JHCC, and operating with the approval and at the direction of JHCC. For the purpose of contributing the net assets in the Predecessor, in exchange for equity in the JHCC.

On 20th of December, 2013, by and among JRSIS HEALTH CARE CORPORATION (the “JHCC”) and JRSIS HEALTH CARE LIMITED (the “JHCL”) and the shareholders of JHCL, Junsheng Zhang, Yanhua Xing and Weiguang Song has entered a share exchange agreement. JHCC desires to issue a total of 12,000,000 shares of its Common Stock (the “JHCC Shares”) to the Shareholders of JHCC, pro rata, in exchange for one hundred percent (100%) of the JHCL Shares owned by the Shareholders. At the Closing, the Shareholders shall allot and deliver to JHCC a total of 50,000 shares of the ordinary share of JHCL which represents one hundred percent (100%) of the issued and outstanding shares of JHCL. JHCL shall become a wholly-owned subsidiary of JHCC, and JHCC will effectively acquire all business and an assets of JHCL as now or hereafter existing, including all business and assets of any and all subsidiaries of JHCL., including Runteng Medical Group Company Limited, a Hong Kong registered investment company that holds a seventy percent (70%) ownership interest in Harbin Jiarun Hospital Company Ltd., a Heilongjiang registered company. The Company will account for the December 2013 exchange transaction in accordance with standards promulgated by the FASB regarding transactions between entities under common control, ASC 805-50-15.

JHCC as a parent company is subjecting ASC810-10-10, which states that consolidated financial statements are required for a fair presentation if one of the entities in the consolidated group directly or indirectly has a controlling financial interest in the other entities.

30% of Jiarun hospital interest held by Junsheng Zhang is subjecting to non-controlling interest (“NCIs”), which was stated under ASC810-10-45, the ownership interest in the subsidiary that are held by owners other than the parent is a non-controlling interest. On the other hand, 93% held by Junsheng Zhang is applying to our parent company JHCC.

According to ASC 810-10-50 requirements, we have separately disclosed amounts attributable to shareholders’ equity and NCIs in the financial statements. As of September 30, 2014, the comprehensive income attributable to shareholders’ equity and NCIs is $1,904,992 and $2,933,664, respectively. As of December 31, 2013, the comprehensive income attributable to shareholders’ equity and NCIs is $473,836 and $2,671,064, respectively.

Y.	Subsequent Events

The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

JRSIS HEALTH CARE CORPORATION

JRSIS HEALTH CARE CORPORATION was incorporated in the State of Florida on November 20, 2013. Our corporate address is 1st – 7th Floor, Industrial and Commercial Bank Building, Xingfu Street, Hulan Town, Hulan District, Harbin City, Heilongjiang Province, China 150025. Our telephone number is 0086-451-56888933.

On December 20, 2013, we acquired One Hundred Percent (100%) of the issued and outstanding capital stock of JRSIS Health Care Limited, a privately held Limited Liability Company registered in the British Virgin Islands (“JHCL”) for Twelve Million (12,000,000) shares of our common stock. JHCL, through its wholly owned subsidiary, Runteng Medical Group Co., Ltd (“Runteng”), holds majority ownership in Harbin Jiarun Hospital Co., Ltd, a company duly incorporated, organized and validly existing under the laws of Hong Kong (“Jiarun”). We provide full scale medical services in the Heilongjiang region in China. As the parent company, we rely on Jiarun to conduct One Hundred Percent (100%) of our businesses and operations.

JRSIS HEALTH CARE LIMITED is a privately held Limited Liability Company registered in British Virgin Island (“BVI”) incorporated on February 25, 2013. Through its wholly owned subsidiary, Runteng Medical Group Co., Ltd (“Runteng”), it holds majority ownership over Harbin Jiarun Hospital Co., Ltd (“Jiarun”) (together as the “Company” or “JRSIS”), the Company provides full scale medical services in the Heilongjiang region in China. As a holding company, JRSIS HEALTH CARE CORPORATION relies on Jiarun to conduct 100% of the businesses and operations.

Established in February 2006, Harbin Jiarun Hospital Co., Ltd is a privately held, full medical service hospital established in Harbin City of Heilongjiang, China. Jiarun is serving in a municipal and county level and providing both Western and Chinese medical practices to the citizens of Harbin. Strategically located in the heart of Harbin, the Hospital is operating in over 3,200 square meters of space spread out over 7 stories for residential and walk-in clinic patients, emergency treatments, radiology and day to day management. With over 150 open medical beds and 208 medical staffers (consisting of 74 licensed doctors and 19 surgeons, 17 drug management, 96 nurses, 2 dentists) and supported by 41 non-medical employees, the Hospital is capable of serving as much as 4,315 inpatients and 263 thousand outpatients on an annual basis.

Equipped with over 93 pieces of latest medical equipment, Jiarun hospital provides well rounded medical services to all of its patients. From less complicated services such as Dentistry to highly sophisticated operations such as General Surgery, the Hospital’s staff are prepared to provide immediate medical treatment services throughout all 24 hours of the day. For the year 2013, the Hospital has accepted approximately 4,100 inpatients for medical treatments. Based on the projected maximum turnover of in and outpatients calculated by the average maximum usage of the primary medical equipment, we have determined our year end operation results represent approximately 95% of the annual target usage capacity. As of December 31, 2013, we have 4 operation rooms in total.

Jiarun hospital is currently run by a staff of 208 medically trained personnel and supported by 41non- medical staffs for day to day office work. In the year 2013, Jiarun had served 4,100 inpatients while providing clinical services to as much as 250 thousand walk-in patients. Of the many services provided by Jiarun, Internal Medicine and Surgery Performance account for as much as 57.37% of the Hospital’s revenue source.

On a 3 years basis, Jiarun’s revenue has been growing at a compound rate of approximately 28.00% annually and the Hospital anticipates this trend will slow down but remains in the high double digits as long as Jiarun’s facility operates at current level of patient and services efficiency. However, accounting for the fact that the hospital is working close to its maximum capacity, this growth trend may only extend for only 2 years unless physical capacity of the hospital is increased. In consideration of this future growth cap, on June 5, 2013, Jiarun entered into a Lease

Agreement to lease new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owed by the owner of Jiarun, a related party. The new medical facility is located in the heart of Harbin city that will be 26 stories high and contain over 500 open beds and 10-15 operation rooms. The hospital completed construction in November 2013, it is in the process of moving, which anticipated to complete on December 31, 2014, and the new hospital will become the largest medical facility (both private and public) in the municipality.

Jiarun hospital has capacity stress for long time and it is being stretched for its limits. We are near our capacity limits in providing patient care. Especially on our emergency services capacity, over the course of the past 24 months, we have had experienced significant increase in frequency with which we must request that incoming ambulances to bypass our emergency department as our existing facilities are 100% full. As a result of such overcapacity, we often have to utilize medical spaces of other departments to fulfill the needs of the emergency patients. These issues have generated discussion between management and head of departments.

However, emergency department overcrowding creates substantial stress on hospital staff, patients, and patients’ families. In many cases, some patients cannot be placed in an inpatient bed, because definitive care planning and treatment could not begin and because busy ED staff had to prioritize patients with more pressing and immediate needs.

Plan of Operation

Over the next twelve months, we will concentrate on the following four areas to grow our operations:

•	Capital and Funding – Seek to obtain capital from all available sources to complete our hospital expansion and acquisition targets.

•	Advertising and Marketing – Work with several marketing companies to develop brand identity, marketing materials, and update our web site. Utilize all available marketing venues and public relations opportunities to promote the Company and its medicine and services. In end of 2013, we also bought a medico-physical examination vehicle to provide free health check in our operation region. Management believes this free services will bring us much higher brand reputation and potential customers in our hospital region,

•	Sales – Grow our core business in the Hulan - Harbin–China and increase sales.

•	Increase Space - Jiarun entered into a Lease Agreement to lease a brand new medical facility in the heart of Harbin city for Jiarun Hospital. This new facility consists of 26 stories specifically designed for medical operation purposes. The 1st to the 5th floor will be designed for open clinic services as well as emergency operations; the 6th floor to the 23rd floor will be for surgical procedures, emergency services and residential patient areas. Finally, the 24th to 26th floor will be for office clerical work for managing the hospital’s day to day operation.

This new medical facility shall contain approximately 500 open medical beds for residential patients and over 100 pieces of advance medical equipment. This new medical facility will effectively increase the Jiarun’s medical capacity by over 300% in comparison to the current facility. Furthermore, in response to the increasing trend where high net worth individuals having much higher preference toward privatized medical services for better treatment quality and experience, the new hospital will allot as much as 50% of its residential treatment area specifically for serving high net worth clients.

Our vision is to develop a comprehensive healthcare services based upon the Company’s current business model, offering healthcare services in the medicine and patient markets in second tier cities throughout China.

Critical Accounting Policies and Management Estimates

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. Upon consolidation, all balances and transactions between the Company and its subsidiaries have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets.

Revenue Recognition

The Company’s revenue consists of medicine sales and patient care revenue.

Medicine

Revenue from the sale of medicine is recognized when it is both earned and realized. The Company’s policy is to recognize the sale of medicine when the title of the medicine, ownership and risk of loss have transferred to the purchasers, and collection of the sales proceeds is reasonably assured, all of which generally occur when the patient receives the medicine.

Given the nature of this revenue source of the Company’s business and the applicable rules guiding revenue recognition, the revenue recognition practices for the sale of medicine do not contain estimates that materially affect results of operations nor any policy for return of products.

Patient Services

In accordance with the medical licenses of Jiarun, the approved medical patient service scope of the Company include medical consulting, surgery, obstetrics and gynecology, pediatrics, anesthesia, clinic laboratory, medical imaging, and traditional Chinese medicine, etc.

Patient service revenue is recognized when it is both earned and realized. The Company’s policy is to recognize patient service revenue when the medical service has been provided to the patient and collection of the revenue is reasonably assured.

The Company provides services to both patients covered by social insurance and patients who are not covered by social insurance. The Company charges the same rates for patient services regardless of the coverage by social insurance.

Patients who are not covered by social insurance are liable for the total cost of medical treatment.

●	For out-patient medical services, revenue is recognized when the Company provides medical service to the patient. The Company collects payment when the patient checks out from the hospital, which is the same day the services are provided.

●	For in-patient medical services, the Company estimates the approximate fee the patients will spend in the hospital based on patients’ symptom. This is when the patients check in to the hospital. At that time, the Company collects the estimated fees from the patient and records the payment as deposits received.

During the in-patient services period, the Company recognizes revenue when the patient service is provided and deducts the cost of service from the deposit received. The Company records these transactions based on daily reports generated by the respective medical department. When medical services exceed patient deposits received the Company records revenue and accounts receivable when the patient services are provided.

When patients check out from the hospital, the Company calculates and determines the remaining deposit, if any, and refunds the unused portion of the deposit to the patients. In the case where the patients have a balance in accounts receivable during the in-patient period, accounts receivable are required to be paid in full at checkout.

Patients covered by social insurance will receive a portion or full medical services reimbursed or paid by the social insurance agencies via prepaid cards or insurance claim settlement process.

Settlement process

The Company is a registered medical service vendor under the state social insurance system for various social insurance agencies; the insurance agencies include “Social Medical Insurance funded by PRC and Heilongjiang Province” and “Heilongjiang Province New Rural Cooperative Medical Care System”. The Company utilizes an online system maintained by the social insurance agencies for patients’ who are covered by social insurance agencies.

●	The Company records patients’ information in the social insurance system at check in. The system determines the covered portion and amounts based on the information input to the system.

●	At the time of check out, the Company collects payment for services the patients are liable for and records accounts receivable from the social insurance agencies for the portion of services covered by the social insurances. In the case that the patients have made payment during the in-patient services period, the Company refunds any amount in excess of the portion they are liable for.

●	The Company is responsible for submitting supporting documents of patient services provided to the social insurance agencies for their review. The Company also requires reconciling its records with the social insurance agencies once a month. Once the social insurance agencies approve the reconciliation, the insurance agencies will settle the accounts receivable balance in the next month following the approval.

Income Taxes and Uncertain Tax Positions

The Company adopts FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the FASB issued FIN 48(ASC 740-10), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (ASC 740), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48(ASC 740-10), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or deferred tax asset valuation allowance.

As a result of the implementation of FIN 48 (ASC 740-10), the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 (ASC 740-10). The Company recognized no material adjustments to liabilities or shareholders’ equity as a result of the implementation. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

Enterprise income tax is defined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

Jiarun's medical services have been exempt from enterprise income tax since March 1, 2006, which has been approved by the Local Taxation Bureau.

Jiarun was incorporated in accordance with the law of medical and health institutions mainly provide medical services, with the "PRC Business Tax Tentative Regulations" Article 8 (3) medical service income tax-free provisions (hospital, clinics and other medical institutions to provide medical services shall be exempt from business tax). The Company's medical services have been exempted from business tax since March 1, 2006.

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has paid income tax voluntary for $2,156 and $1,505 for nine months ended September 30, 2014 and 2013, and for $710 and $507 during three months ended September 30, 2014 and 2013 respectively as a support to the local tax bureau's economical obligation.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company is a registered medical service vendor under the state social insurance system. The balances of this account represent amounts due from social insurance agencies for the medical service provided to the patients who are covered by insurance. In accordance with the agreements with social insurance agencies, credit terms granted to those agencies are 30 days after their confirmation on relevant claims. A general bad debt provision was made at year end for potential claims arising from medical disputes.

Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized. Depreciation is recorded on a straight-line basis reflective of the useful lives of the assets. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from accounts and any gain or loss is reflected in income.

Buildings and improvement	10-40 years
Medical equipment	5-15 years
Transportation instrument	5-10 years
Office equipment	5-10 years
Electronic equipment	5-10 years
Software	5-10 years

Foreign currency transactions and translations

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the Company is the Renminbi (“RMB’), except Runteng bookkeeping transactions are the Hong Kong Dollar (“HKD"). The reporting currency of these consolidated financial statements is the United States dollar (“US Dollars” or “$”).

The financial statements of the company, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States Dollar. Assets and liabilities are translated using the exchange rate at each reporting period end date. Revenue and expenses are translated using weighted average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income or expense.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

The exchange rates used for foreign currency translation are as follows:

		2014Q3 (RMB/HKD)	2013Q3 (RMB)	2013 (RMB)
Assets and liabilities	period end exchange rate	6.1560/7.7637	6.1514	6.1140
Revenue and expenses	period weighted average	6.1502/7.7545	6.2215	6.1982
Capital related	historical rate			6.1921

Results of Operations for Three Months Ended September 30, 2014 and 2013

The following table shows key components of the results of operations during three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Change
	2014 (Unaudited)	2013 (Unaudited)	$	%
Revenue:
Medicine	$651,220	$480,122	$171,098	36%
Patient services	714,814	553,935	160,879	29%
Total revenue	1,366,034	1,034,057	331,977	32%
Operating costs and expenses:
Cost of medicine sold	392,506	286,154	106,352	37%
Medical consumables	124,778	102,543	22,235	22%
Salaries and benefits	307,238	235,071	72,167	31%
Office supplies	29,156	17,336	11,820	68%
Vehicle expenses	5,420	23,154	(17,734)	(77)%
Utilities expenses	11,776	13,449	(1,673)	(12)%
Rentals and leases	41,622	41,736	(114)	(0)%
Advertising and promotion expenses	115	1,909	(1,794)	(94)%
Interest expense	165,867	3,252	162,615	5000%
Professional fee	10,875	6,714	4,161	62%
Depreciation	37,793	30,123	7,670	25%
Total operating costs and expenses	1,127,146	761,441	365,705	48%
Earnings from operations before other income and income taxes	238,888	272,616	(33,728)	(12)%
Other (loss) income	3	894	(891)	(100)%
Earnings from operations before income taxes	238,891	273,510	(34,619)	(13)%
Income tax	710	507	203	40%
Net income	238,181	273,003	(34,822)	(13)%

Other comprehensive income:
Foreign currency translation adjustment	1,764	3,739	(1,975)	(53)%
Comprehensive income	$239,945	$276,742	$(36,797)	(13)%

Revenue

Operating revenue for three months ended September 30, 2014, which resulted primarily from medicine revenue and patient services revenue, were $1,366,034, an increase of 32% as compared with the operating revenue of $1,034,057 for three months ended September 30, 2013. The increase was primarily in the patient services sector, as a result of increasing of inpatients, were 1.43 thousand patients, an increase of 0.43 thousand as compared with the number of patients 1 thousand for three months ended September 30, 2013.

Costs and Expenses

Total costs and expenses were $1,127,146 for three months ended September 30, 2014, an increase of $365,705 or 48% as compared to $761,441 for the same period of 2013. This increase was primarily due to significant increase in salaries and benefits $72,167, and increase in cost of medicine supplies of approximately $106,352, and increase in medical consumables $22,235, and increase in interest expense $162,615.

Cost of medicine sold

Cost of medicine sold mainly consist of cost of western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $392,506 for three months ended September 30, 2014, an increase of $106,352 or 37% as compared to $286,154 for the same period of 2013.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $124,778 for three months ended September 30, 2014, an increase of $22,235 or 22% as compared to $102,543 for the same period of 2013. The increase was mainly a result of increase in materials expenses of $5,987 and increase in medical film expenses of $9,944, and increase in test reagent expense of $6,976.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $307,238 for three months ended September 30, 2014, an increase of $72,167 or 31% as compared to $235,071 for the same period of 2013. The increase was mainly a result of increase in salaries expenses, of $57,413 and increase in social insurance expenses of $14,752.

Interest expense

Interest expense mainly consist of finance lease fees for new building and equipment. Total interest expense was $165,867 for three months ended September 30, 2014, an increase of $162,615 or 5000% as compared to $3,252 for the same period of 2013. The increase was mainly a result of increase in finance lease fees for new building of $164,300 and decrease in finance lease fees for equipment of $2,095.

Income from Operations and Net income

Income from Operations was $238,888 for three months ended September 30, 2014, as compared with operating income of $272,616 for three months ended September 30, 2013.The Company’s net income for the three months ended September 30, 2014 was $238,181 representing a decrease of $34,822 or 13%, over $273,003 for the three months ended September 30, 2013. Compared with the same period last year, the decrease in income from operations and net income for the three months ended September 30, 2014 primary reasons were due to aforementioned changes in operating revenue and operating expenses.

Results of Operations for Nine Months Ended September 30, 2014 and 2013

The following table shows key components of the results of operations during nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Revenue:
Medicine	$2,200,601	$1,514,628	$685,973	45%
Patient services	2,231,807	1,625,621	606,186	37%
Total revenue	4,432,408	3,140,249	1,292,159	41%
Operating costs and expenses:
Cost of medicine sold	1,296,135	906,554	389,581	43%
Medical consumables	340,418	235,200	105,218	45%
Salaries and benefits	852,373	638,134	214,239	34%
Office supplies	79,427	52,432	26,995	51%
Vehicle expenses	25,992	46,813	(20,821)	(44)%
Utilities expenses	50,146	50,590	(444)	(1)%
Rentals and leases	125,795	123,496	2,299	2%
Advertising and promotion expenses	2,650	2,976	(326)	(11)%
Interest expense	664,996	10,128	654,868	6466%
Professional fee	90,577	53,197	37,380	70%
Depreciation	108,284	83,628	24,656	29%
Total operating costs and expenses	3,636,793	2,203,148	1,433,645	65%
Earnings from operations before other income and income taxes	795,615	937,101	(141,486)	(15)%
Other (loss) income	11,762	1,193	10,569	886%
Earnings from operations before income taxes	807,377	938,294	(130,917)	(14)%
Income tax	2,156	1,505	651	43%
Net income	805,221	936,789	(131,568)	(14)%

Other comprehensive income:
Foreign currency translation adjustment	(21,168)	31,420	(52,588)	(167)%
Comprehensive income	$784,053	$968,209	$(184,156)	(19)%

Revenue

Operating revenue for nine months ended September 30, 2014, which resulted primarily from medicine revenue and patient services revenue, were $4,432,408, an increase of 41 % as compared with the operating revenue of $3,140,249 for nine months ended September 30, 2013. The increase was primarily in the patient services sector, as a result of increasing of inpatients, were 5.01 thousand patients, an increase of 1.56 thousand as compared with the number of patients 3.45 thousand for nine months ended September 30, 2013.

Costs and Expenses

Total costs and expenses were $3,636,793 for nine months ended September 30, 2014, an increase of $1,433,645 or 65 % as compared to $2,203,148 for the same period of 2013. This increase was primarily due to significant increase in salaries and benefits $214,239, and increase in cost of medicine supplies of approximately $389,581, and increase in medical consumables $105,218, and increase in interest expense $654,868.

Cost of medicine sold

Cost of medicine sold mainly consist of cost of western medicine, Chinese medicine and Herbal medicine. Total cost of medicine sold was $1,296,135 for nine months ended September 30, 2014, an increase of $389,581 or 43% as compared to $906,554 for the same period of 2013.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $340,418 for nine months ended September 30, 2014, an increase of $105,218 or 45% as compared to $235,200 for the same period of 2013. The increase was mainly a result of increase in materials expenses of $25,710 and increase in medical film expenses of $12,215, and increase in test reagent expense of $53,119.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $852,373 for nine months ended September 30, 2014, an increase of $214,239 or 34% as compared to $638,134 for the same period of 2013. The increase was mainly a result of increase in salaries expenses, of $183,419 and increase in social insurance expenses of $30,809.

Interest expense

Interest expense mainly consist of finance lease fees for new building and equipment. Total interest expense was $664,996 for nine months ended September 30, 2014, an increase of $654,868 or 6466% as compared to $10,128 for the same period of 2013. The increase was mainly a result of increase in finance lease fees for new building of $659,173 and decrease in finance lease fees for equipment of $6,898.

Income from Operations and Net income

Income from Operations was $795,615 for nine months ended September 30, 2014, as compared with operating income of $937,101 for nine months ended September 30, 2013. The Company’s net income for the nine Months ended September 30, 2014 was $805,221 representing a decrease of $131,568 or 14%, over $936,789 for the nine months ended September 30, 2013. Compared with the same period last year, the decrease in income from operations and net income for the nine months ended September 30, 2014 primary reasons were due to aforementioned changes in operating revenue and operating expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of September 30, 2014, the Company had approximately $1,111,056 of cash and cash equivalents

We are presently able to meet our obligations as they come due.  As of September 30, 2014, we had non-controlling interest of $2,933,664 and shareholders’ equity of $1,904,992.

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the public offering and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern.

Cash Flows and Capital Resources

We believe that we will generate cash flow from our business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below:

	Nine Months Ended September 30,
	2014 (Unaudited)	2013 (Unaudited)
Net cash provided by operating activities	1,240,985	712,769
Net cash used in investing activities	(2,857,104)	(1,109,639)
Net cash provided by financing activities	2,098,346	583,584
Effect of exchange rate fluctuation on cash and cash equivalents	(2,459)	4,103
Net increase in cash and cash equivalents	479,768	190,817
Cash and cash equivalents, beginning of period	631,288	200,475
Cash and cash equivalents, ending of period	$1,111,056	$391,292

Net Cash provided by Operating Activities

For the nine months ended September 30, 2014, we had positive cash flow from operating activities of $1,240,985, an increase of $528,216 from the same period of 2013, during which we had cash flow from operating activities of $712,769. The net income for the nine months ended September 30, 2014 decreased by $131,568 as compared to nine months ended September 30, 2013. The increase in net cash provided by operating activities was the result of several factors, mainly including:

·

An increase of accounts payable items totaling $468,467, which was due to the decrease in transactions by cash.

An increase of due to related parties items totaling $391,083, which was due to the increase in payment due to related parties.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $2,857,104, compared to net cash used in investing activities of $1,109,639 for the nine months ended September 30, 2013. The cash used in investing activities for the nine months ended September 30, 2014 was mainly used for purchase clinicar, medical equipment and decoration of new hospital building.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $2,098,346, as compared to net cash used in financing activities of $583,584 for the nine months ended September 30, 2013. The cash provided by financing activities for the nine months ended September 30, 2014 was mainly provided by proceeds from shareholders of $909,703 and borrowed from related parties of $1,698,798 for purchasing medical equipment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Forward-Looking Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Based on this evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company has no knowledge of existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ending September 30, 2014 we did not issue or sell any unregistered securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 6.	EXHIBITS

 INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION (Registrant)

Signature	Title	Date
Lihua. Sun
/s/ Lihua. Sun	Chief Executive Officer and Director	December 12, 2014

Xuewei. Zhang
/s/ Xuewei. Zhang	Chief Financial Officer and Director,	December 12, 2014

