Form 10-K
period 2014-12-31
JRSIS HEALTH CARE Corp
filed 2015-03-31
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION13OR15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 333-194359

JRSIS HEALTH CARE CORPORATION
(Exact name of registrant as specified in its charter)

Florida	46-4562047
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

1 st – 7 th Floor, Industrial and Commercial Bank Building,
Xingfu Street, Hulan Town, Hulan District, Harbin City,
Heilongjiang Province, China 150025
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code 0086-451-56888933

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section13or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule405 of Regulation S-T (§232.405of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐Yes ☐No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2015, there were 13,915,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

2

PART I

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.    We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K or the date of documents incorporated by reference herein that include forward-looking statements.

Item 1.	Business

History

Harbin Jiarun Hospital Company Limited (“Jiarun Hospital”) was established in Harbin in the Province of Heilongjiang of the People’s Republic of China (“PRC”) by the owner Junsheng Zhang on February 17, 2006

Jiarun is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin. Jiarun specializes in the areas of Pediatrics, Dermatology, ENT, Traditional Chinese Medicine (TCM), Ophthalmology, Internal Medicine Dentistry, General Surgery, Rehabilitation Science, Gynecology, General Medical Services, etc.

On November 20, 2013, the officer of Jiarun Hospital established JRSIS HEALTH CARE CORPORATION, a Florida corporation (“JHCC” or the “Company”). On February 25, 2013, the officer of Jiarun Hospital established JRSIS HEALTH CARE LIMITED ("JHCL"), a wholly owned subsidiary of the Company and On September 17, 2012, the officer of Jiarun Hospital established Runteng Medical Group Co., Ltd (“Runteng”), a wholly owned subsidiary of JHCL. Runteng, a Hong Kong registered Investment Company holds a seventy percent (70%) ownership interest in Harbin Jiarun Hospital Company Ltd, a Heilongjiang registered company.

On December 20, 2013, the Company acquired One Hundred Percent (100%) of the issued and outstanding capital stock of JRSIS Health Care Limited, a privately held Limited Liability Company registered in the British Virgin Islands (“JHCL”) for Twelve Million (12,000,000) shares of our common stock. JHCL, through its wholly owned subsidiary, Runteng Medical Group Co., Ltd (“Runteng”), holds majority ownership in Harbin Jiarun Hospital Co., Ltd, a company duly incorporated, organized and validly existing under the laws of China (“Jiarun”). As the parent company, JHCC rely on Jiarun Hospital to conduct One Hundred Percent (100%) of our businesses and operations.

Item 1.	Business - continued

Corporate Structure

Our present corporate structure is as follows:

Our Business

We operate Jiarun Hospital, a private hospital with 650 open beds. Jiarun Hospital offers patients care and sale of medicine in the areas of both Western and Chinese medical practices to the residents of Harbin. Jiarun specializes in the areas of Pediatrics, Dermatology, Ears, Nose and Throat (ENT), Traditional Chinese Medicine (TCM), Ophthalmology, Internal Medicine Dentistry, General Surgery, Rehabilitation Science, Gynecology, General Medical Services, etc. Our ambulances are open 24 hours a day.

As a hospital in China, we must register with and maintain an operating license from the local Administration of Health.

As is common in China, we generate revenues from providing both patients services and the sale of medicine, these two areas respectively making up 51% and 49% of the total revenues for the year ended December 31, 2014, 52% and 48% of the total revenues for the year ended December 31, 2013.

We generate revenues from medicine revenue and patient services.

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

The Company is serving patients on both Western and Traditional Chinese medicines to the citizens of Harbin.

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

Item 1.	Business - continued

Patients who are not covered by social insurance are liable for the total cost of medical treatment.

●	For out-patient medical services, revenue is recognized when the Company provides medical service to the patient. The Company collects payment when the patient checks out from the hospital, which is the same day the services are provided.

●	For in-patient medical services, the Company estimates the approximate fee the patients will spend in the hospital based on patients’ symptom. This is when the patients check in to the hospital. At that time, the Company collects the estimated fees from the patient and records the payment as deposits received.

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

On a three (3) year basis, the company’s revenue has been growing at a compound rate of approximately 31% annually, we have secured a new, much larger location to allow for our fast organic growth. Our operations moved into the new building in December of 2014.

The hospital building is being constructed by Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The building was leased from the related party by financial leasing, the price of leasing agreement referred to the local market price and audited by the auditor. The Leasing terms consist of 30 payments. Each payment will be made on an annual basis when 7 million RMB per payment will be paid upfront for each leasing period. The first payment was made on September 1st, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the leasee to pay 3 million RMB as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the Leasee (Jiarun hospital).

After our operating move into the new hospital building in December 2014, JHCC is establishing an Intensive Care Unit and a Hemodialysis Center department.

In Q2 2015, JHCC plans to acquire one pharmaceuticals wholesale and one medicine retail company. This will complete the industrial chain and guarantee the provision of drugs to our hospitals. After this merger, we believe that JHCC will get greater competitiveness and profits space. In addition, medicine retail and wholesale business itself has great profits.

JHCC also plans to acquire other hospitals and companies involved in the healthcare industry in the PRC using cash and shares of our common stock. Substantial capital may be needed for these acquisitions and we may need to raise additional funds through the sale of our common stock, debt financing or other arrangements. We do not have any commitments or arrangements from any person to provide us with any additional capital. Additional capital may not be available to us, or if available, on acceptable terms, in which case we would not be able to acquire other hospitals or businesses in the healthcare industry.

Regulations pertaining to our Business

According to the PRC Regulation of Healthcare Institutions, hospitals shall register with the Administration of Health of the local government to obtain the necessary business license for the provision of hospital services. We received our business license from Harbin City government in February of 2006. Other existing regulations having material effects on our business include those dealing with physician's licensing, usage of medicine and injection, public security in health and medical advertising.

Item 1.	Business - continued

Customers

The Company has successfully marketed our value proposition to a large number of corporate customers as well as individual customers. We are in direct competition with two government-owned hospitals in the Hulan district of Harbin City, we are able to offer a more comprehensive examination menu at competitive prices, and provide an affordable “one-stop” service to our corporate customers who contract us to provide healthcare services to their employees and clients across the country. We are also able to provide our customers with satisfying experiences by providing customized services, streamlined processes, access to advanced equipment, a comfortable environment, customer services-oriented staff and greater privacy, characteristics which are highly valued by our corporate and individual customers.

Suppliers

Over the years of operations, we have developed a solid and reliable image to the general public and to the medical academia and industry. Leveraging our positive track record and brand name, we have established supplier relationship with a number of well-known local and international healthcare and financial companies and medical academia. The following are some of the most recognized supplier’s name the hospitals have established working relationships with:

Company	Content of cooperation
Shanghai Weidi Biological Technology Co., Ltd.	Supplier of Medical Supplies
Heilongjiang Zhanhong Economic and Trade Co., Ltd.	Supplier of Medical CT Film
Heilongjiang Dahua Pharmaceutical Co., Ltd.	Supplier of Medical
China Medical Equipment And Technical Service Company	Supplier of Medical Equipment
Longrun Medical Equipment Co., Ltd.	Supplier of Medical reagent
Anguo Linshi Medicinal Material Co., Ltd.	Supplier of Chinese Herbal Medicine
Heilongjiang CMEC International Trading Company Limited	Supplier of Medical Equipment
Changchun Shenglian Medical Equipment Co., Ltd.	Supplier of Medical reagent
Harbin Jiarun Pharmacy Co., Ltd.	Supplier of Medical
Harbin Shengtai Pharmaceutical Co., Ltd.	Supplier of Chinese Herbal Medicine
Harbin Zhengda Longxiang Pharmaceutical Co., Ltd.	Supplier of Medical
Shenzhen Zheng Tong Electronic Co., Ltd.	Supplier of Medical Equipment
Harbin Ming Yang Medical Equipment Co., Ltd.	Supplier of Medical reagent
Heilongjiang Guolong Medical Co., Ltd.	Supplier of Medical
Harbin Pharmaceutical Group	Supplier of Medical
Yuan Dong International Leasing Co., Ltd.	Financial Lease of Medical Equipment
GE Medical Systems Trade and Development (Shanghai) Co., Ltd.	Supplier of Medical Equipment

Item 1.	Business - continued

Competition

We compete with two government-owned hospitals in the city of Harbin. We believe that we will be able to effectively compete with them because we:

●	Extensive marketing tactics will reach a large segment of customers

Extensive marketing tactics will reach a large segment of customers, such as our especial "Mobile clinics free medical service " program, which provide free medical services around Jiarun Hospital community and neighboring towns, more as an expanded customer base and expand the influence of the marketing plan.

●	Provide advanced medical facilities and comfortable environments
●	Maintain the highest level of professional healthcare
●	Offer competitive prices for medical treatment and drugs and medications.

Marketing

To increase our visibility, in April 2014, Jiarun purchased a clinicar. This mobile clinic will promote the business by providing free clinical services in Jiarun Hospital’s local community. With the new hospital building in use, Jiarun is able to further improve its healthcare services ability and expand its service coverage area to additional communities and towns. We are also planning to send out our experts and medical team to communities to provide free public services including consultation and medical services to attract customers.

In the future, we plan to further strengthen our marketing efforts and improve our brand awareness through advertising on newspapers, magazines and television. We will continue to focus on community medical service by maintaining good relationship with our communities, and providing quality medical service to the neighborhood residents. We will set up our marketing department and team to focus on specific market and patients. We understand that the key to success is to provide quality services.

PRC Laws and Regulations Affecting Our Business

Healthcare providers in China are required to comply with many laws and regulations at the national and local government levels. These laws and regulations include the following:

■	We must register with and maintain an operating license from the local Administration of Health. We are subject to review by the local Administration of Health at an annual inspection.
■	Personnel and employees directly performing medical services in medical institutions are required to obtain qualification certificates.
■	Pursuant to the Interim Provisions on the Administration of Medical Examinations, or the Medical Examination provisions, issued in August 2009 by the NHFPC, the NHFPC or its local branches are responsible for the regulation of medical examination activities. Medical institutions that plan to operate medical examination businesses should apply to the NHFPC or its local branches for the approval of such medical examination business and register such business with the NHFPC or its local branches by including the business in their medical institution practicing licenses.
■	Pursuant to the Rules on Administration of Radiation-related Diagnose and Treatment issued in January 2006 by the NHFPC, medical institutions that plan to conduct radiation-related diagnosis and treatment businesses should apply to the NHFPC or its local branches and obtain radiation-related diagnosis and treatment licenses. JHCC that engage in radiation-related diagnosis and treatment business have obtained radiation-related diagnosis and treatment licenses.
■	All waste materials from our hospital must be properly collected, sterilized, deposited, transported and disposed of. We are required to keep records of the origin, type and amount of all waste materials generated by our hospital.
■	We must have at least 20 beds and at least 14 medical professionals on staff, including three doctors and five nurses.
■	We must establish and follow protocols to prevent medical malpractice. The protocols require us to:
o	insure that patients are adequately informed before they consent to medical operations or procedures;

o	maintain complete medical records which are available for review by the patient, physicians and the courts;

o	voluntarily report any event of malpractice to a local government agency;

o	support the medical services we provide in any administrative investigation or litigation.

If we fail to comply with applicable laws and regulations, we could suffer penalties, including the loss of our license to operate.

Before we can acquire a hospital or a company in the healthcare field in the PRC, we will be required to submit an application to the PRC Ministry of Commerce. As part of the application we must submit a number of documents, including:

Item 1.	Business - continued

·	The financial statements and the financial statements of the company we propose to acquire,
·	A copy of the business license of the company we propose to acquire,
·	Evidence that the shareholders of the company we propose to acquire have approved the transaction, and
·	An appraisal, conducted by an independent party, of the value of the company we propose to acquire.

Taxes

Enterprise income tax is defined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

Jiarun's medical services have been exempt from enterprise income tax since March 1, 2006, which has been approved by the Local Taxation Bureau.

Jiarun was incorporated in accordance with the law of medical and health institutions mainly provide medical services, with the "PRC Business Tax Tentative Regulations" Article 8 (3) medical service income tax-free provisions (hospital, clinics and other medical institutions to provide medical services shall be exempt from business tax). The Company's medical services have been exempted from business tax since March 1, 2006. The tax exempt status will remain effective until notification from the tax bureau.

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $2,157, $1,984 and $1,987 for the years ended December 31, 2014, 2013 and 2012, respectively to the local tax bureau.

Employees

As of December 31, 2014, we have 253 employees, consisting of 86 licensed doctors and 18 surgeons, 20 drug management staff, 93 nurses, 2 dentists and supported by 34 non-medical employees. None of our employees are represented by a labor union or similar collective bargaining organization. We believe that our relationship with our employees is good.

Item 1A.	Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this 10K before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition and results of operations for growth could be seriously harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

If we fail to properly manage the employment of our doctors and nurses, we may be subject to penalties including fines, loss of licenses, or an order to cease practice against our medical centers, which could materially and adversely affect our business.

The practicing activities of doctors and nurses are strictly regulated under the PRC laws and regulations. Doctors and nurses who practice at medical institutions must hold practicing licenses and may only practice within the scope and at the specific medical institutions for which their practicing licenses are registered.

In practice, it usually takes four to nine weeks for doctors and nurses to transfer their practicing licenses from one medical institution to another or add another medical institution to their permitted practicing institutions. Some of our recently hired doctors have submitted applications to transfer their practicing licenses from their previous employers to our medical centers but have not finished the process. We cannot assure you that these doctors will complete the transfer of their practicing licenses or the government procedures timely, or at all. Our failure to properly manage the employment of our doctors and nurses may subject us to administrative penalties including fines, loss of licenses, or, in the worst case scenario, an order to cease practice against our medical centers, which could materially and adversely affect our business.

Our business exposes us to liability risks that are inherent in the operation of complex medical equipment, which may experience failures or cause injury either because of defects, faulty maintenance or repair, or improper use.

Our business exposes us to liability risks that are inherent in the operation of complex medical equipment, which may experience failures or cause injury either because of defects, faulty maintenance or repair, or improper use. Extended downtime of our medical equipment could result in lost revenues, dissatisfaction on the part of customers and damage to our reputation. Any injury caused by our medical equipment in our medical centers due to equipment defects, improper maintenance or improper operation could subject us to liability claims. Regardless of their merit or eventual outcome, such liability claims could result in significant legal defense costs for us, harm our reputation, and otherwise have a material adverse effect on our business, financial condition and results of operations.

We primarily rely on equipment manufacturers or third-party service providers to maintain and repair the complex medical equipment used in our medical centers. If any of these manufacturers or third-party service providers fails to perform its contractual obligations to provide such services, or refuses to renew these service agreements on terms acceptable to us, or at all, we may not be able to find a suitable alternative service provider or establish our own maintenance and repair team in a timely manner. Similarly, any failure of or significant quality deterioration in such service providers’ services could materially and adversely affect customer experience. We also rely on both equipment manufacturers and our own internal expertise to provide technical training to our staff on the proper operation of such equipment. If such medical technicians are not properly and adequately trained, or if they make errors in the operation of the complex medical equipment even if they are properly trained, they may misuse or ineffectively use the complex medical equipment in our medical centers. Such failure could result in unsatisfactory medical examination results, diagnosis, treatment outcomes, patient injury or possibly death, any of which could materially and adversely affect our business, financial condition, results of operations and prospects.

Financial projections included with this 10k may prove to be inaccurate.

Any projections are based on certain assumptions which could prove inaccurate and which would be subject to future conditions, which may be beyond our control, such as general industry conditions. We may experience unanticipated costs, or anticipated revenues may not materialize, resulting in lower operating results than forecasted. We cannot assure that the results illustrated in any financial projections will in fact be realized by us. Any financial projections would be prepared by our management and would not be examined or compiled by independent certified public accountants. Counsel to us has had no participation in the preparation or review of any financial projections prepared by us. Accordingly, neither the independent certified public accountants nor our counsel would be able to provide any level of assurance on them. We cannot assure that we will have sufficient capital to expand our business operations. We cannot assure that we could obtain additional financing or capital from any source, or that such financing or capital would be available to us on terms acceptable to us.

We may not be able to compete against companies with substantially greater resources.

The hospital industry is intensely competitive and we expect competition to intensify further in the future. This is a very capital intensive business and companies with greater resources may have advantages that make our model weaker in comparison.

Our business is subject to various government regulations.

We are subject to various federal, state and local laws affecting medical products in China. The State Food and Drug Administration (“SFDA”), Ministry of Health of The People’s Republic of China (“MoHPRC”) and equivalent state agencies regulate healthcare services made by businesses in the offering of service, which apply to us. We are also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general. Any such new regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations, and financial condition.

We cannot assure that we will earn a profit or that our products will be accepted by consumers.

Our business is speculative and reliant on acceptance of our brand name by local communities, physicians, patients and advertisers. Our operating performance is also heavily dependent on our ability to earn a profit from our services. We cannot assure as to whether we will be successful or earn any revenue or profit, or that investors will not lose their entire investment.

We may incur uninsured losses.

Although we maintain vehicle insurance and basic Chinese social insurances and related insurance, we cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Should uninsured losses occur, the holders of our common stock and debt could lose their invested capital.

Like most providers of medical services, we are subject to potential litigation.

We are exposed to the risk of litigation for a variety of reasons, including service liability lawsuits, employee lawsuits, commercial contract disputes, government enforcement actions, and other legal proceedings. We cannot assure that future litigation in which we may become involved will not have a material adverse effect on our financial condition, operating results, business performance, and business reputation.

We do not maintain any business liability insurance, insurance companies in China offer limited business insurance products. While business liability insurance is available to a limited extent in China, we have determined that the risks, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to purchase such insurance. Product or medical malpractice liability or uninsured damage to any of our medical centers or the medical equipment in our medical centers could result in significant disruption to the operation of our medical centers and result in a material adverse effect to our business, financial condition and results of operations.

We may incur cost overruns in the distribution of our various services.

We may incur substantial cost overruns in the distribution of our services. Unanticipated costs may force us to obtain additional capital or financing from other sources, or may cause us to lose our entire investment if we are unable to obtain the additional funds necessary to implement our business plan. We cannot assure that we will be able to obtain sufficient capital to successfully continue the implementation of our business plan. If a greater investment in the business is required due to cost overruns, the probability of earning a profit or a return of the Shareholders’ investment in us diminishes.

Directors and officers have limited liability.

Our bylaws provide that we will indemnify and hold harmless our officers and directors against claims arising from our activities, to the maximum extent permitted by business laws of the State of Florida. If we were called upon to perform under our indemnification agreement, then the portion of our assets expended for such purpose would reduce the amount otherwise available for our business. We have no executed indemnification agreement.

If we are unable to hire, retain or motivate qualified personnel, consultants, independent contractors, and advisors, we may not be able to grow effectively.

Our performance will be largely dependent on the talents and efforts of highly skilled individuals. Future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, all future success depends largely on our ability to retain key consultants and advisors. We cannot assure that any skilled individuals will agree to become an employee, consultant, or independent contractor of JRSIS. Our inability to retain their services could negatively impact our business and our ability to execute our business strategy. From our past experiences, we have never had difficulties hiring or retaining qualified personnel, independent contractors or advisors.

Risks Related to the Company’s Corporate Structure

The failure to comply with PRC regulations relating to mergers and acquisitions of domestic enterprises by offshore special purpose vehicles may subject us to severe fines or penalties and create other regulatory uncertainties regarding our corporate structure.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the China Securities Regulatory Commission (the “CSRC”), the State-owned Assets Supervision and Administration Commission of the State Council (the “SASAC”), the State Administration of Taxation (the “SAT”), the State Administration for Industry and Commerce (the “SAIC”), and the State Administration of Foreign Exchange (“SAFE”), jointly promulgated regulations entitled the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the "M&A Rules"), which took effect as of September 8, 2006. This regulation, among other things, has certain provisions that require offshore special purpose vehicles (“SPVs”) formed for the purpose of acquiring PRC domestic companies and controlled directly or indirectly by PRC individuals and companies, to obtain the approval of MOFCOM prior to engaging in such acquisitions and to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

The application of the M&A Rules with respect to our corporate structure and to this offering remains unclear, with no current consensus existing among leading PRC law firms regarding the scope and applicability of the M&A Rules. We believe that the MOFCOM and CSRC approvals under the M&A Rules were not required in the context of our share exchange transaction because at such time the share exchange was a foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations. However, we cannot be certain that the relevant PRC government agencies, including the CSRC and MOFCOM, would reach the same conclusion, and we cannot be certain that MOFCOM or the CSRC may deem that the transactions effected by the share exchange circumvented the M&A Rules, and other rules and notices, and that prior MOFCOM or CSRC approval is required for this offering. Further, we cannot rule out the possibility that the relevant PRC government agencies, including MOFCOM, would deem that the M&A Rules required us or our entities in China to obtain approval from MOFCOM or other PRC regulatory agencies in connection with JRSIS’s control of Jiarun.

If the CSRC, MOFCOM, or another PRC regulatory agency subsequently determines that CSRC, MOFCOM or other approval was required for the share exchange transaction and/ or the VIE arrangements between JRSIS and Jiarun, or if prior CSRC approval for this offering is required and not obtained, we may face severe regulatory actions or other sanctions from MOFCOM, the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines or other penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this offering into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations and reputation, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel this offering, to restructure our current corporate structure, or to seek regulatory approvals that may be difficult or costly to obtain.

The M&A Rules, along with certain foreign exchange regulations discussed below, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our acquisition strategy. For example, our operating companies' ability to remit dividends to us, or to engage in foreign-currency-denominated borrowings, may be conditioned upon compliance with the SAFE registration requirements by such Chinese domestic residents, over whom we may have no control.

SAFE regulations relating to offshore investment activities by PRC residents may increase our administrative burdens and restrict our overseas and cross-border investment activity. If our shareholders and beneficial owners who are PRC residents fail to make any required applications, registrations and filings under such regulations, we may be unable to distribute profits and may become subject to liability under PRC laws.

SAFE has promulgated several regulations, including Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Oversea Special Purpose Vehicles, or "Circular No. 75," issued on October 21, 2005 and effective as of November 1, 2005 and certain implementation rules issued in recent years, requiring registrations with, and approvals from, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities. These regulations apply to our shareholders and beneficial owners who are PRC residents, and may affect any offshore acquisitions that we make in the future.

SAFE Circular No. 75 requires PRC residents, including both PRC legal person residents and/or natural person residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of equity financing with assets or equities of PRC companies, referred to in the notice as an "offshore special purpose company." In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to update his registration with the relevant SAFE branches, with respect to that offshore company, in connection with any material change involving an increase or decrease of capital, transfer or swap of shares, merger, division, equity or debt investment or creation of any security interest. Moreover, the PRC subsidiaries of that offshore company are required to coordinate and supervise the filing of SAFE registrations by the offshore company's shareholders who are PRC residents in a timely manner. If a PRC shareholder with a direct or indirect stake in an offshore parent company fails to make the required SAFE registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries, and the offshore parent company may also be prohibited from injecting additional capital into its PRC subsidiaries. Furthermore, failure to comply with the various SAFE registration requirements described above may result in liability for the PRC shareholders and the PRC subsidiaries under PRC law for foreign exchange registration evasion.

Although we have requested our PRC shareholders to complete the SAFE Circular No. 75 registration, we cannot be certain that all of our PRC resident beneficial owners will comply with the SAFE regulations. The failure or inability of our PRC shareholders to receive any required approvals or make any required registrations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, prevent us from transferring the net proceeds of this offering or making other capital injection into our PRC subsidiaries, limit our PRC subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, as a result of which our acquisition strategy and business operations and our ability to distribute profits to you could be materially and adversely affected.

Under Operating Rules on the Foreign Exchange Administration of the Involvement of Domestic Individuals in the Employee Stock Ownership Plans and Share Option Schemes of Overseas Listed Companies, issued and effective as of March 28, 2007 by the State Administration of Foreign Exchange, or "SAFE" ("Circular No. 78"), the employee stock option plan or share incentive plan should be registered with the SAFE or its local branches and complete certain other procedures related to the share option or other share incentive plan through the PRC subsidiary of such overseas listed company or any other qualified PRC agent before such grants are made. We believe that all of our PRC employees who are granted share options are subject to SAFE No. 78. In addition, PRC residents who are granted shares or share options by an overseas listed company according to its employee share option or share incentive plan are required to obtain approval from the SAFE or its local branches. We intend to grant our PRC employees stock options pursuant to an employee stock option plan. We will request our PRC management, personnel, directors and employees who are to be granted stock options to register them with local SAFE pursuant to Circular No.78. However, we cannot assure you that each of these individuals will successfully comply with all the required procedures above. If we or our PRC security holders fail to comply with these regulations, we or our PRC security holders may be subject to fines and legal sanctions. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion and we may become subject to a more stringent review and approval process with respect to our foreign exchange activities.

Risks Related to Doing Business in China

We depend upon the acquisition and maintenance of licenses to conduct our business in the PRC.

In order to conduct business, especially in chemical production activities in the PRC, we are required to maintain various licenses from the appropriate government authorities, including general business licenses and licenses and/or permits specific to our pharmaceutical product retail and distribution operations. We are required to maintain valid safety service licenses and other relevant licenses and permits to conduct our activities. The applicable licenses are subject to periodic renewal. An application for renewal needs to be submitted at least 30 days before the expiration date and the extension will be approved if the applicant satisfies all applicable requirements and pays appropriate resource fee. The PRC government may amend relevant laws and discontinue approval of renewal of pharmaceutical related licenses. Further, fees for such licenses may increase in the future. Our failure to obtain or maintain these licenses and any change of the relevant PRC laws to our disadvantage will have a material adverse impact on our ability to conduct our business and on our financial condition. No assurance can be given regarding the timing or magnitude of these types of government actions or that the same will not have a negative impact on our operations.

Changes in current policies of the PRC government could have a significant impact upon the business we conduct in the PRC and the profitability of our operations.

Current policies adopted by the PRC government indicate that it seeks to encourage a market oriented economy. We believe that the PRC government will continue to develop policies that strengthen its economic and trading relationships with foreign countries and as a consequence, business development in the PRC will follow current market forces. While we believe that this trend will continue, we cannot assure you that such beneficial policies will not change in the future. A change in the current policies of the PRC government could result in confiscatory taxation, restrictions on currency conversion, or the expropriation or nationalization of private enterprises, all of which would have a negative impact on our current corporate structure and our operations. The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, those laws and regulations governing our business and those relating to the enforcement and operation of our contractual arrangements. At this time, we believe that the relevant PRC laws and regulations validate our current contractual arrangements and that our corporate structure is in keeping with such laws. However, no assurance can be given that PRC court rulings to be decided in the future will be consistent with our current interpretations. Further, new laws or regulations may be enacted which could have a negative impact on foreign investors. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business and no assurance can be given that our operations will not be affected by such laws and/or regulations.

The PRC government exerts substantial influence over the manner in which companies in China must conduct their business activities.

The PRC only recently has permitted greater provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof. If this were to occur, we may be required to divest the interests we then control in Chinese properties. Any such developments could have a material adverse effect on our business, operations, financial condition and prospects.

Future inflation in China may inhibit economic activity and adversely affect our operations.

The Chinese economy has experienced periods of rapid expansion in recent years which has led to high rates of inflation and deflation. This has caused the PRC government to, from time to time, enact various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has subsided since 1995, high inflation may in the future cause the PRC government to once again impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China. Any action on the part of the PRC government that seeks to control credit and/or prices may adversely affect our business operations.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our products and our business.

We are a holding company and our operations are entirely conducted in the PRC. In addition, all of our revenues are currently generated from sales in the PRC. Although the PRC economy has grown at a remarkable pace in recent years, we cannot assure you that such growth will continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and have a materially adverse effect on our business.

We may be restricted from freely converting the Renminbi to other currencies in a timely manner.

At the present time, the RMB is not a freely convertible currency. We receive all of our revenue in RMB, which may need to be converted to other currencies, primarily U.S. dollars, in order to be remitted outside of the PRC. Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE,” formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered “current account transactions.” Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, we can obtain foreign currency in exchange for RMB from swap centers authorized by the government. While we do not anticipate problems in obtaining foreign currency to satisfy our requirements; however, no assurance can be given that foreign currency shortages or changes in currency exchange laws and regulations by the PRC government will not restrict us from freely converting RMB in a timely manner.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of foreign currency out of the PRC. We receive all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

Further, the PRC government may also restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

Fluctuations in the exchange rate could have an adverse effect upon our business and reported financial results.

We conduct our business in Renminbi (“RMB”), thus our functional currency is the RMB, while our reporting currency is the U.S. dollar. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, the political situation as well as economic policies and conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under that policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximate 21% appreciation of the RMB against the U.S. dollar between 2005 and 2008. However, the PRC government decided to repeg the RMB to U.S.dollars in response to the financial crisis in 2008. On June 19, 2010, China ended the pegging of the RMB to the U.S.dollar, allowing for a greater flexibility of its exchange rate. There remains significant international pressure on the significant appreciation of the RMB against the U.S. dollar. To the extent any of our future revenues are denominated in currencies other than the United States dollar, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

Changes in PRC State Administration of Foreign Exchange (“SAFE”) Regulations regarding offshore financing activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that could adversely affect the implementation of our acquisition strategy.

In 2005, SAFE promulgated regulations which require registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC legal person resident and/or natural person resident. The SAFE regulations require that if an offshore company formed by or controlled by PRC legal person resident and/or natural person resident, whether directly or indirectly, intends to acquire a PRC company, such acquisition shall be subject to strict examination and registration with SAFE. Without such registration, the PRC entity cannot remit any of its profits out of the PRC, whether as dividends or otherwise. As such, the failure by our shareholders who are PRC residents to make any required applications, filings or registrations pursuant to such SAFE regulations may prevent us from being able to distribute profits and could expose us, as well as our PRC resident shareholders to liability under PRC law.

Because our principal assets are located outside of the United States and most of our directors and officers reside outside of the United States, it may be difficult for an investor to enforce any right founded on U.S. Federal Securities Laws against us and/or our officers and directors, or to enforce a judgment rendered by a United States court against us or our officers and directors.

Our operation and principle assets are located in the PRC, and our officers and directors are non-residents of the United States. Therefore, it may be difficult to effect service of process on such persons in the United States, and it may be difficult to enforce any judgments rendered against us or our officers and/or directors. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers. As a result of all of the above, our shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders compared to shareholders of a corporation doing business entirely within the United States.

Regulatory Risks

State and Local Regulation

The Company may be subject to the separate regulations pertaining to commercial private lenders, specific property types or specific types of borrowers in each particular state, county, municipality or country. The Company may fail to comply with all of such regulations, or may incur significant costs in complying with such regulations.

Usury Laws

Although the Company intends for the Company’s debt to be fully compliant with law, the terms of such debts may be determined by a court to be usurious.

Risks Relating to Our Common Stock

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, a requirement to present only two years of audited financial statements, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements, although some of these exemptions are available to us as a smaller reporting company (i.e. a company with less than $75 million of its voting equity held by affiliates).  We have elected to adopt these reduced disclosure requirements.  We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions.  If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates. The decision to opt out is irrevocable.

Because the worldwide market value of our common stock held by non-affiliates, or public float, is below $75 million, we are also a “smaller reporting company” as defined under the Exchange Act. Some of the foregoing reduced disclosure and other requirements are also available to us because we are a smaller reporting company and may continue to be available to us even after we are no longer an emerging growth company under the JOBS Act but remain a smaller reporting company under the Exchange Act. As a smaller reporting company we are not required to:

·	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and

·	present more than two years of audited financial statements in our registration statements and annual reports on Form 10-K and present any selected financial data in such registration statements and annual reports filings made by the Company on the EDGAR Company Search page of the Securities and Exchange Commission's Web site, the address for which is www.sec.gov. The public may read and copy any materials the Company files with the SEC at the SEC's Public.

Because we are subject to “penny stock” rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

The price of our common stock may be volatile, which substantially increases the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Our common stock is not currently quoted or listed on any exchange or electronic quotation system.  There is no assurance that any trading market will ever develop for our shares of common stock. Even if a trading market does develop for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

·	Variations in quarterly operating results;

·	Our announcements of significant contracts and achievement of milestones;

·	Our relationships with other companies or capital commitments;

·	Additions or departures of key personnel;

·	Sales of common stock or termination of stock transfer restrictions;

·	Changes in financial estimates by securities analysts, if any; and

·	Fluctuations in stock market price and volume.

Your inability to sell your shares during a decline in the price of our stock may increase losses that you may suffer as a result of your investment.

Our insiders beneficially own a significant portion of our stock, and accordingly, may have control over stockholder matters, the Company’s business and management.

The percentage ownership information shown in the table below is calculated based on 13,604,000 shares of our common stock issued and outstanding as of December 31, 2014. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

		Amount and Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Junsheng Zhang	11,160,000	82%
	President, Chairman of the board.	Direct
Common Stock	Weiguang Song	252,000	1.9%
		Direct
Common Stock	Yanhua Xing	588,000	4.3%
		Direct
	All Officers and Directors as a Group	12,000,000	88.2%

As a result, our executive officers, directors and affiliated persons will have significant influence to:

·	Elect or defeat the election of our directors;

·	Amend or prevent amendment of our articles of incorporation or bylaws;

·	Effect or prevent a merger, sale of assets or other corporate transaction; and

·	Affect tome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to effect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

We are authorized to issue up to 100,000,000 shares of common stock, of which 13, 604,000 shares are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our common stock, our common stock price would likely decline. If analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.

If we continue to fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting for all our current operations. The process of implementing our internal controls and complying with Section 404 will be expensive and time - consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the Securities and Exchange Commission, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and harm our business.

Because we do not intend to pay any dividends on our common stock, holders of our common stock must rely on stock appreciation for any return on their investment.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Florida Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We paid dividends on our common stock in 2013, we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, may make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to expend significant resources and provide significant management oversight. We have a substantial effort ahead of us to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs.

As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in decreases in the trading price of our common stock.

Item 2.	Properties.

On November 10, 2013, Jiarun Hospital entered into a Rental Agreement to lease an old hospital building from Junsheng Zhang, the renting agreement for the old hospital building contains the following provisions:

•	Rental payments of RMB85, 000 per month.
•	The renting period is from January 1, 2014 to September 30, 2014
•	Jiarun Hospital is responsible for paying and undertaking all expenses incurred during the rental period, expenses are include: water charge, electricity charge, gas fee, telephone costs, cleaning, heating fee and property management fee, as well as other taxes and expenses.
•	The building is to be used solely for Harbin Jiarun Hospital Co., Ltd’s operations.
•	During the rental period, the building maintenance costs will be paid by Jiarun Hospital.

On September 30, 2014, Jiarun Hospital renewed the Rental Agreement extending the renting period from October 1, 2014 to November 30, 2014.

Item 2.	Properties - continued

The old hospital building has over 3,200 square meters on 7 floors. It is working close to its maximum capacity. Current organic growth is limited by operation capacity. With the increase of our business, the old hospital building is not sufficient for our purposes.

We lease our new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The Company was leased from the related party by financial leasing, the price of leasing agreement referred to the local market price and audited by the auditor. The Leasing terms consist of 30 payments. Each payments will be made on an annual basis when 7 million RMB per payment will be paid upfront for each leasing period. The first payment was made on September 1st, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the leasee to pay 3 million RMB as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the Leasee (Jiarun hospital). We are using the new hospital building now, having moved into it in December of 2014.

Item 3.	Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are not currently listed for trading on any exchange or quotation system and there is no active trading market for our shares of common stock. While we are currently pursuing a quotation on the OTC Bulletin Board there can be no assurance that such a quotation will be obtained or that any active trading market for our shares of common stock will ever develop.

Holders of Securities

As of March 31, 2015, we had 101 recorded shareholders and 13,915,000 outstanding shares of common stock, par value $0.001. We have 1,589,000 plus the 326,000 shares registered pursuant to the S-1.

Dividends

We paid dividends on our common stock in 2013, we do not anticipate paying any such dividends for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on its common stock and we do not believe that there are any that are likely to do so in the future.

Recent Sales of Unregistered Securities

The following sets forth information regarding all sales of our unregistered securities since our inception on November 20, 2013. All of these shares were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates issued in such transactions and there were no investors who are citizens or residents of the United States. We relied on information from purchasers that they were accredited investors and/or such investors were provided adequate information and were otherwise determined to be suitable. In all cases, there was no public solicitation. The issuances of the securities described below were affected without the involvement of underwriters.

On December 20, 2013, we acquired One Hundred Percent (100%) of the issued and outstanding capital stock of JRSIS Health Care Limited, a privately held Limited Liability Company registered in the British Virgin Islands (“JHCL”) for Twelve Million (12,000,000) shares of our common stock paid to the three shareholders of JHCL. Only one of the three shareholders of JHCL is also our officers and directors and the shares were issued as follows:

Junsheng Zhang	11,160,000 shares
Yanhua Xing	588,000 shares
Weiguang Song	252,000 shares

On December 31, 2014, we issued the following shares of unregistered securities in transactions not involving a private offering to the following 86 foreign investors pursuant to an exemption from registration under Section 4(2) of the Securities Act, or Regulation S promulgated thereunder.

Shareholder	Shares Purchased	Consideration Paid	Date of Purchase
Liping Tang	64,000	36,640	23-Jan-14
Jun Li	14,000	8,015	23-Jan-14
Wenyan Li	10,000	5,725	23-Jan-14
Fangqi Ding	14,000	8,015	23-Jan-14
Fangwei Ding	14,000	8,015	23-Jan-14
Yaohua Jiang	70,000	40,075	23-Jan-14
Xifeng Zhao	10,000	5,725	23-Jan-14
Zhongqiang Wang	20,000	11,450	23-Jan-14
Chenghua Sun	2,000	1,145	23-Jan-14
Xiaohui Sun	2,000	1,145	23-Jan-14
Ying Tang	2,000	1,145	23-Jan-14
Guozhi Wang	2,000	1,145	23-Jan-14
Liru Zhao	4,000	2,290	23-Jan-14
Jie Yang	4,000	2,290	23-Jan-14
Liqing Li	4,000	2,290	23-Jan-14
Aihua Chu	6,000	3,435	23-Jan-14
Lidong Sun	2,000	1,145	23-Jan-14
Ying Jiang	2,000	1,145	23-Jan-14
ShujuanZhong	10,000	5,725	23-Jan-14
XuemeiBao	6,000	3,435	23-Jan-14
Daiying Wu	4,000	2,290	23-Jan-14
Bo Zhang	4,000	2,290	23-Jan-14
Dan Yang	4,000	2,290	23-Jan-14
Chunling Jing	8,000	4,580	23-Jan-14
Caihong Feng	4,000	2,290	23-Jan-14
Yong Qi	4,000	2,290	23-Jan-14
ShichunZong	4,000	2,290	23-Jan-14
Li Wang	12,000	6,870	23-Jan-14
Wenshui Zhao	40,000	22,900	23-Jan-14
Yongquan Li	20,000	11,450	23-Jan-14
Yanyan Sheng	4,000	2,290	23-Jan-14
Jie Liu	6,000	3,435	23-Jan-14
Yinghong Zhao	2,000	1,145	23-Jan-14
HaiyanXu	2,000	1,145	23-Jan-14
JingboXue	10,000	5,725	23-Jan-14
Guifeng Wang	4,000	2,290	23-Jan-14
Minghui Ouyang	4,000	2,290	23-Jan-14
Fangfang Dong	4,000	2,290	23-Jan-14
ZhennanGao	4,000	2,290	23-Jan-14

Shareholder	Shares Purchased	Consideration Paid	Date of Purchase
Weinan Li	2,000	1,145	23-Jan-14
Dongmei Wu	2,000	1,145	23-Jan-14
Hongxu Zhang	8,000	4,580	23-Jan-14
Zhongjie Chen	2,000	1,145	23-Jan-14
Xingming Li	2,000	1,145	23-Jan-14
Zhaojun Li	10,000	5,725	23-Jan-14
Hang Ma	2,000	1,145	23-Jan-14
Gang Han	50,000	28,625	23-Jan-14
Zhiwei Zhou	50,000	28,625	23-Jan-14
JianghuaRen	20,000	11,450	23-Jan-14
Yigang Jiang	4,000	2,290	23-Jan-14
QingliMeng	10,000	5,725	23-Jan-14
YongfengGuo	250,000	143,125	23-Jan-14
Dan Huang	60,000	34,350	23-Jan-14
Lanying Zhang	40,000	22,900	23-Jan-14
Chongqing Wang	20,000	11,450	23-Jan-14
Pinxia Jin	100,000	57,250	23-Jan-14
Lihong Xing	20,000	11,450	23-Jan-14
Shanchuan Ma	20,000	11,450	23-Jan-14
Xin Yuan	30,000	17,175	23-Jan-14
Chunjuan Wu	4,000	2,290	23-Jan-14
Xuelian Kong	2,000	1,145	23-Jan-14
Jing Yu	4,000	2,290	23-Jan-14
JianboSha	8,000	4,580	23-Jan-14
Yonggang Hu	10,000	5,725	23-Jan-14
Ding Li	40,000	22,900	23-Jan-14
Li Chen	40,000	22,900	23-Jan-14
YongqiangBai	100,000	57,250	23-Jan-14
Xinhua Zhang	100,000	57,250	23-Jan-14
Xiuyun Chen	6,000	3,435	23-Jan-14
Fangbing Mu	20,000	11,450	23-Jan-14
Xinli Sun	20,000	11,450	23-Jan-14
Wenlei Wu	20,000	11,450	23-Jan-14
Haoyuan Zhang	6,000	3,435	23-Jan-14
Xiying Ma	3,000	1,718	23-Jan-14
Hongying Zeng	2,000	1,145	23-Jan-14
Pinggao Hu	30,000	17,175	23-Jan-14
Na Li	2,000	1,145	23-Jan-14
JieZou	10,000	5,725	23-Jan-14
Jisheng Yang	4,000	2,290	23-Jan-14
Xiaowei Chen	6,000	3,435	23-Jan-14
WU YUBEN	10,000	5,725	23-Jan-14
Guoping Song	20,000	11,450	23-Jan-14
HU YANGMEI	10,000	5,725	23-Jan-14
Zezeng Yu	2,000	1,145	23-Jan-14
XING YANHUI	2,000	1,145	23-Jan-14
QiyongLan	15,000	8,588	08-Dec-14
Total	1,604,000	918,290

Except as set forth below, the selling stockholder has not held any position or office with us or any of our affiliates, nor had any other material relationship (other than as a purchaser of securities) with us or any of our affiliates or predecessors within the past three years. Furthermore, none of the selling stockholders are a registered broker-dealer or an affiliate of a registered broker-dealer.

Material relationship with the selling security holder

(1)	Li Wang is an employee of Jiarun
(2)	Wenshui Zhao is an employee of Jiarun
(3)	Yongquan Li is an employee of Jiarun
(4)	Yanyan Sheng is an employee of Jiarun
(5)	Jie Liu is an employee of Jiarun
(6)	Yinghong Zhao is an employee of Jiarun
(7)	HaiyanXu is an employee of Jiarun
(8)	JingboXue is an employee of Jiarun
(9)	Guifeng Wang is an employee of Jiarun
(10)	Minghui Ouyang is an employee of Jiarun
(11)	Fangfang Dong is an employee of Jiarun
(12)	ZhennanGao is an employee of Jiarun
(13)	Weinan Li is an employee of Jiarun
(14)	Dongmei Wu is an employee of Jiarun
(15)	Hongxu Zhang is an employee of Jiarun
(16)	Zhongjie Chen is an employee of Jiarun
(17)	Xingming Li is an employee of Jiarun
(18)	Zhaojun Li is an employee of Jiarun
(19)	Hang Ma is an employee of Jiarun
(20)	Lanying Zhang is the sister of our Chairman of the company
(21)	Pinxia Jin is the cousin of our Chairman of the company
(22)	Jing Yu is an employee of Jiarun
(23)	Xiuyun Chen is an employee of Jiarun
(24)	Xing Yanhui is a member of our Board of Director.

Item 6.	Selected Financial Data.

Smaller reporting companies are not required to provide information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

Overview

Harbin Jiarun Hospital Company Limited (“Jiarun Hospital”) was established in Harbin in the Province of Heilongjiang of the People’s Republic of China (“PRC”) by the owner Junsheng Zhang on February 17, 2006

Jiarun is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin. Jiarun specializes in the areas of Pediatrics, Dermatology, ENT, Traditional Chinese Medicine (TCM), Ophthalmology, Internal Medicine Dentistry, General Surgery, Rehabilitation Science, Gynecology, General Medical Services, etc.

On November 20, 2013, Junsheng Zhang, the officer of Jiarun Hospital established JRSIS HEALTH CARE CORPORATION, a Florida corporation (“JHCC” or the “Company”). On February 25, 2013, the officer of Jiarun Hospital established JRSIS HEALTH CARE LIMITED ("JHCL"), a wholly owned subsidiary of the Company, and On September 17, 2012, the officer of Jiarun Hospital established Runteng Medical Group Co., Ltd (“Runteng”), a wholly owned subsidiary of JHCL. Runteng, a Hong Kong registered Investment Company, holds a seventy percent (70%) ownership interest in Harbin Jiarun Hospital Company Ltd, a Heilongjiang registered company.

On December 20, 2013, the Company acquired One Hundred Percent (100%) of the issued and outstanding capital stock of JRSIS Health Care Limited, a privately held Limited Liability Company registered in the British Virgin Islands (“JHCL”) for Twelve Million (12,000,000) shares of our common stock. JHCL, through its wholly owned subsidiary, Runteng Medical Group Co., Ltd (“Runteng”), holds majority ownership in Harbin Jiarun Hospital Co., Ltd, a company duly incorporated, organized and validly existing under the laws of China (“Jiarun”). As the parent company, JHCC rely on Jiarun Hospital to conduct One Hundred Percent (100%) of our businesses and operations.

We have two sources of patient revenues: in-patient service revenues and out-patient service revenues. In addition to provide services to our patients, we also sell pharmaceutical medicines to our patients. Revenues from such sales are included in either our in-patient service revenues or our out-patient service revenues. Our revenues come from individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon local government established charges. Revenue from the sale of medicine is recognized when it is both earned and realized. The Company’s policy is to recognize the sale of medicine when the title of the medicine, ownership and risk of loss have transferred to the purchasers, and collection of the sales proceeds is reasonably assured, all of which generally occur when the patient receives the medicine. Patient service revenue is recognized when it is both earned and realized. The Company’s policy is to recognize patient service revenue when the medical service has been provided to the patient and collection of the revenue is reasonably assured.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Plan of Operation

Over the next twelve months, we will concentrate on the following four areas to grow our operations:

●	Capital and Funding – Seek to obtain capital from all available sources to complete our hospital expansion and acquisition targets.

●	Advertising and Marketing – Work with several marketing companies to develop brand identity, marketing materials, and update our web site. Utilize all available marketing venues and public relations opportunities to promote the Company and its medicine and services. In April, 2014, we also bought a mobile clinic to provide free health examinations in the hospital area. Management believes this free service will bring us much higher brand reputation and potential customers locally.

Critical Accounting Policies and Management Estimates

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with the United States generally accepted accounting principles ("U.S. GAAP").The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of audited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue when the amount of revenue can be reliably measured, it is probable that economic benefits will flow to the entity and specific criteria have been met for each of the Company's activities as described below.

Medicine sales

Revenue from the sale of medicine is recognized when it is both earned and realized. The Company's policy is to recognize the sale of medicine when the title of the medicine, ownership and risk of loss have transferred to the purchasers, and collection of the sales proceeds is reasonably assured, all of which generally occur when the patient receives the medicine.

Given the nature of this revenue source of the Company's business and the applicable rules guiding revenue recognition, the revenue recognition practices for the sale of medicine do not contain estimates that materially affect results of operations nor any policy for return of products.

Patient Services

In accordance with the medical licenses of Jiarun, the approved medical patient service scope of the Company include medical consulting, surgery, obstetrics and gynecology, pediatrics, anesthesia, clinic laboratory, medical imaging, and traditional Chinese medicine, etc.

Patient service revenue is recognized when it is both earned and realized. The Company's policy is to recognize patient service revenue when the medical service has been provided to the patient and collection of the revenue is reasonably assured.

The Company provides services to both patients covered by social insurance and patients who are not covered by social insurance. The Company charges the same rates for patient services regardless of the coverage by social insurance.

Patients who are not covered by social insurance are liable for the total cost of medical treatment.

●	For out-patient medical services, revenue is recognized when the Company provides medical service to the patient. The Company collects payment when the patient checks out from the hospital, which is the same day the services are provided

●	For in-patient medical services, the Company estimates the approximate fee the patients will spend in the hospital based on patients' symptom. This is when the patients check in to the hospital. At that time, the Company collects the estimated fees from the patient and records the payment as deposits received.

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

Income Taxes and Uncertain Tax Positions

The Company adopts FASB ASC Topic 740, "Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

As a result of the implementation of FIN 48 (ASC 740-10), the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 (ASC 740-10). The Company recognized no material adjustments to liabilities or shareholder's equity as a result of the implementation. The adoption of FIN 48 did not have a material impact on the Company's unaudited consolidated financial statements.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $2,157 and $1,984 for the years ended December 31, 2014 and 2013, respectively to support the local tax bureau's economical obligations.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote

Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized. Depreciation is recorded on a straight-line basis reflective of the useful lives of the assets. When assets are retired or disposed, the asset's original cost and related accumulated depreciation are eliminated from accounts and any gain or loss is reflected in income.

Buildings and improvement	10-40 years
Medical equipment	5-15 years
Transportation instrument	5-10 years
Office equipment	5-10 years
Electronic equipment	5-10 years
Software	5-10 years

Foreign currency transactions and translations

An entity's functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management's judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the Company is the Renminbi ("RMB'), except Runteng paid in capital the Hong Kong Dollar ("HKD"). The reporting currency of these audited consolidated financial statements is the United States dollar ("US Dollars" or "$").

The financial statements of the company, which are prepared using the RMB, are translated into the Company's reporting currency, the United States Dollar. Assets and liabilities are translated using the exchange rate at each reporting period end date. Revenue and expenses are translated using weighted average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income or expense.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

The exchange rates used for foreign currency translation are as follows:

		2014 (US$ to RMB/ US$ to HKD)	2013 (US$ to RMB)
Assets and liabilities	period end exchange rate	6.1535/7.7580	6.1140
Revenue and expenses	period weighted average	6.1482/7.7549	6.1982
Capital related	historical rate	6.1921	6.1921

Results of Operations for the Years Ended December 31, 2014 and 2013

The following table shows key components of the results of operations during the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,		Change
	2014	2013	$	%
Revenue:
Medicine	$2,937,981	$2,084,492	$853,489	41%
Patient services	3,041,629	2,266,744	774,885	34%
Total revenue	5,979,610	4,351,236	1,628,374	37%
Operating costs and expenses:
Cost of medicine sold	1,735,300	1,247,915	487,385	39%
Medical consumables	451,394	307,493	143,901	47%
Salaries and benefits	1,176,798	890,780	286,018	32%
Office supplies	100,998	65,472	35,526	54%
Vehicle expenses	35,348	60,353	(25,005)	(41%)
Utilities expenses	62,367	67,474	(5,107)	(8%)
Rentals and leases	153,568	165,667	(12,099)	(7%)
Advertising and promotion expenses	2,651	5,344	(2,693)	(50%)
Interest expense	1,011,476	12,765	998,711	7824%
Professional fee	156,444	93,776	62,668	67%
Depreciation	175,303	116,378	58,925	51%
Total operating costs and expenses	5,061,647	3,033,417	2,028,230	67%
Earnings from operations before other income and income taxes	917,963	1,317,819	(399,856)	(30)%
Other (loss) income	25,299	6,857	18,442	269%
Earnings from operations before income taxes	943,262	1,324,676	(381,414)	(29)%
Income tax	2,157	1,984	173	9%
Net income	941,105	1,322,692	(381,587)	(29)%

Other comprehensive income:
Foreign currency translation adjustment	(14,055)	61,786	(75,841)	(123)%
Comprehensive income	$927,050	$1,384,478	$(457,428)	(33)%

Revenue

Operating revenue for the year ended December 31, 2014, which resulted primarily from medicine revenue and patient services revenue, was $5,979,610, an increase of 37% as compared with the operating revenue of $4,351,236 for the year ended December 31, 2013. The increase was primarily a result of the number of treated inpatients growing to 5.55 thousand patients, 1.45 thousand more than the 4.10 thousand patients treated in the year ended December 31, 2013.

Costs and Expenses

Total costs and expenses were $5,061,647 for the year ended December 31, 2014, an increase of $2,028,230 or 67% as compared to $3,033,417 for the same period of 2013. This increase was primarily due to significant increases in salaries and benefits of $286,018, and increases in cost of medicine supplies of approximately $487,385, and increase in medical consumables of $143,901 and increase in interest expense of $998,711.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $1,735,300 for the year ended December 31, 2014, an increase of $487,385or 39% as compared to $1,247,915 for the same period of 2013.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $451,394 for the year ended December 31, 2014, an increase of $143,901 or 47% as compared to $307,493 for the same period of 2013.The increase was mainly a result of increase in materials expenses of $24,495 and increase in medical film expenses of $29,274, and increase in test reagent expense of $65,486.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $1,176,798 for the year ended December 31, 2014, an increase of $286,018 or 32% as compared to $890,780 for the same period of 2013. The increase was mainly a result of increase in salaries expenses of $246,124 and increase in social insurance expenses of $39,885.

Interest expense

Interest expense mainly consists of finance lease fees for new building and equipment. Total interest expense was $1,011,476 for the year ended December 31, 2014, an increase of $998,711 or 7824% as compared to $12,765 for the same period of 2013. The increase was mainly a result of increase in finance lease interest for new building of $978,624 and increase in finance lease interest for equipment of $17,382.

Income Taxes

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities, Jiarun hospital has voluntarily paid income tax voluntary of $2,157 and $1,984 for the years ended December 31, 2014 and 2013, respectively to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $917,963 for the year ended December 31, 2014, as compared with operating income of $1,317,819 for the year ended December 31, 2013.The Company’s net income for the year ended December 31, 2014 was $941,105 representing a decrease of $381,587 or 29%, over $1,322,692 for the year ended December 31, 2013. The decreases in income from operations and net income for the year ended December 31, 2014 were primarily due to aforementioned changes in operating revenue and operating expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared for the Company to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of December 31, 2014, the Company had approximately $1,046,485 of cash and cash equivalents.

We are presently able to meet our obligations as they come due. As of December 31, 2014, we had non-controlling interest of $2,996,434 and shareholders’ equity of $1,993,806.

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

Our cash flows are summarized below:

	The Year Ended December 31,
	2014	2013
Net cash provided by operating activities	2,054,183	993,214
Net cash used in investing activities	(4,180,126)	(649,069)
Net cash provided by financing activities	2,537,376	75,011
Effect of exchange rate fluctuation on cash and cash equivalents	3,764	11,657
Net increase in cash and cash equivalents	415,197	430,813
Cash and cash equivalents, beginning of period	631,288	200,475
Cash and cash equivalents, ending of period	$1,046,485	$631,288

Net Cash provided by Operating Activities

For the year ended December 31, 2014, we had positive cash flow from operating activities of $2,054,183, an increase of $1,060,969 from the same period of 2013, during which we had cash flow from operating activities of $993,214. The net income for the year ended December 31, 2014 decreased by $381,587 as compared to the year ended December 31, 2013. The increase in net cash provided by operating activities was the result of several factors, mainly including:

·	An increase of accounts payable items totaling $179,663, which was due to the increase in purchasing and the decrease in transactions by cash.

·	An increase of due to related parties items totaling $596,676, which was due to the increase in payment due to related parties.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $4,180,126, compared to net cash used in investing activities of $649,069 for the year ended December 31, 2013. The cash used in investing activities for the year ended December 31, 2014 was mainly used for the purchase of a mobile clinic, medical equipment and decoration of the new hospital building.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $2,537,376, as compared to net cash used in financing activities of $75,011 for the year ended December 31, 2013. The cash provided by financing activities for the year ended December 31, 2014 was mainly provided by proceeds from shareholders of $918,290, borrowed from related parties of $1,114,145 for purchasing medical equipment and proceeds from finance lease.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, may change the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether such changes will ever be implemented or when they may take effect.

In December 2014, our operations moved into the new building. We have finished most of the decoration of the new building, part of the expansion of medical facilities and purchases of new medical equipment. The hospital will need more medical facilities to update the medical equipment and acquire one pharmaceuticals wholesale and one medicine retail company. The new hospital building is being constructed by Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The building was leased from the related party by financial leasing, the price of leasing agreement referred to the local market price and audited by the auditor. The Leasing terms consist of 30 payments. Each payment will be made on an annual basis when 7 million RMB per payment will be paid upfront for each leasing period. The first payment was made on September 1st, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the leasee to pay 3 million RMB as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the Leasee (Jiarun hospital). As of December 31, 2014, we had paid approximately $485,476 for the construction of the new hospital. We borrowed the funds from our related company and banks. In addition to what we had paid for the new hospital building construction, we estimate the additional costs to complete the project and more medical facilities to update the medical equipment.

We plan to acquire other hospitals and companies involved in the healthcare industry in the PRC using cash and shares of our common stock. Substantial capital may be needed for these acquisitions and we may need to raise additional funds through the sale of our common stock, debt financing or other arrangements. We do not have any commitments or arrangements from any person to provide us with any additional capital. Additional capital may not be available to us, or if available, on acceptable terms, in which case we would not be able to acquire other hospitals or businesses in the healthcare industry.

Other than the factors listed above we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales or revenues or income from continuing operations. Our business is not seasonal in nature.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet items reasonably likely to have a material effect on our financial condition.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC  did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

To:	The board of directors and stockholders of Jrsis Health Care Corporation (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Jrsis Health Care Corporation and subsidiaries ("the Group") as of December 31, 2014 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jrsis Health Care Corporation as of December 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ AWC (CPA) Limited
Hong Kong, China	AWC (CPA) Limited
March 31, 2015	Certified Public Account

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Jrsis Health Care Corporation

We have audited the accompanying consolidated balance sheets of Jrsis Health Care Corporation (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. Jrsis Health Care Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jrsis Health Care Corporation as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ De Joya Griffith, LLC

Henderson, Nevada

February 26, 2014

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone: (702) 563-1600 Fax: (702) 920-8049

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	December 31,	December 31,
	2014	2013

Assets
Current Assets:
Cash and cash equivalents	$1,046,485	$631,288
Accounts receivable, net	661,665	271,427
Inventories	180,630	98,300
Other receivables	1,755	2,699
Prepayments	691,802	61,572
Advance to related parties	185,391	180,930
Deposits for capital leases - current portion	92,630	19,300
Total current assets	2,860,358	1,265,516

Construction in progress	-	15,346,873
Property and equipment, net	20,331,864	1,416,732
Deposits for capital leases	677,013	490,677
Total assets	$23,869,235	$18,519,798

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$291,097	$84,469
Short-term bank loans	471,277	-
Deposits received	6,526	9,208
Due to related parties	1,297,036	-
Other payable	71,562	18,569
Payroll payable	30,808	26,975
Capital lease obligations - current portion	807,478	211,459
Total current liabilities	2,975,784	350,680

Capital lease obligations	15,903,211	15,024,218
Total liabilities	$18,878,995	$15,374,898

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 13,604,000 and 12,000,000 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	13,604	12,000
Additional Paid-in capital	954,686	38,000
Retained earnings	1,011,471	399,977
Other comprehensive income	14,045	23,859
Total shareholders’ equity of the Company	1,993,806	473,836
Non-controlling interest	2,996,434	2,671,064
Total shareholders’ equity	4,990,240	3,144,900
Total liabilities and shareholders’ equity	$23,869,235	$18,519,798

The accompanying notes are an integral part of these consolidated financial statements.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2014	2013

Revenue:
Medicine	$2,937,981	$2,084,492
Patient services	3,041,629	2,266,744
Total revenue	5,979,610	4,351,236
Operating costs and expenses:
Cost of medicine sold	1,735,300	1,247,915
Medical consumables	451,394	307,493
Salaries and benefits	1,176,798	890,780
Office supplies	100,998	65,472
Vehicle expenses	35,348	60,353
Utilities expenses	62,367	67,474
Rentals and leases	153,568	165,667
Advertising and promotion expenses	2,651	5,344
Interest expense	1,011,476	12,765
Professional fee	156,444	93,776
Depreciation	175,303	116,378
Total operating costs and expenses	5,061,647	3,033,417
Earnings from operations before other income and income taxes	917,963	1,317,819
Other income	25,299	6,857
Earnings from operations before income taxes	943,262	1,324,676
Income tax	2,157	1,984
Net income	941,105	1,322,692
Less: net income attributable to non-controlling interests	329,611	922,715
Net income attributable to the Company	$611,494	$399,977

Other comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(4,241)	37,927
Foreign currency translation adjustment attributable to the Company	(9,814)	23,859
Comprehensive income	$927,050	$1,384,478
Less: Comprehensive income attributable to non-controlling interests	325,370	960,642
Comprehensive income attributable to the Company	$601,680	$423,836
Basic and diluted earnings per share	$0.0453	$0.2897
Weighted average number of shares outstanding basic and diluted	13,494,129	1,380,822

The accompanying notes are an integral part of these consolidated financial statements.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2012	-	-	-	-	-	$1,007,914	$1,007,914

Net income	-	-	399,977	-	-	922,715	1,322,692
Paid-in capital	-	-	-	-	-	702,508	702,508
Stock Exchange Merger & Acquisition	12,000,000	12,000	-	-	38,000	-	50,000
Foreign currency translation adjustment	-	-	-	23,859	-	37,927	61,786

Balance at December 31, 2013	12,000,000	$12,000	$399,977	$23,859	$38,000	$2,671,064	$3,144,900

Net income	-	-	611,494	-	-	329,611	941,105
Stock Exchange Merger & Acquisition	1,604,000	1,604	-	-	916,686	-	918,290
Foreign currency translation adjustment	-	-	-	(9,814)	-	(4,241)	(14,055)

Balance at December 31, 2014	13,604,000	$13,604	$1,011,471	$14,045	$954,686	$2,996,434	$4,990,240

The accompanying notes are an integral part of these consolidated financial statements.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$941,105	$1,322,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	175,303	116,378
Interest	1,007,743	-
(Gain) / loss on disposal of fixed assets	(15,363)	5,959
Changes in operating assets and liabilities:
Accounts receivable, net	(392,318)	(57,653)
Inventories	(83,033)	(35,360)
Prepayments and other current assets	20,982	37,843
Accounts payable	216,686	37,023
Due to related parties	178,700	(417,976)
Deposits received	(2,625)	3,000
Accrued expenses and other current liabilities	7,003	(18,692)
Net cash provided by operating activities	2,054,183	993,214

Cash Flows From Investing Activities
Purchases of fixed assets	(3,593,370)	(701,504)
Prepayment for fixed assets acquisition	(651,816)	(42,916)
Proceeds from disposal of fixed assets	65,060	95,351
Net cash used in investing activities	(4,180,126)	(649,069)

Cash Flows From Financing Activities
Proceeds from non-controlling shareholder	-	702,670
Proceeds from shareholders	918,290	-
Payments on capital lease obligation	(1,593,231)	(627,659)
Proceeds due to related parties	1,114,145	-
Short-term bank loans	471,682	-
Proceeds from finance lease	1,626,490	-
Net cash provided by financing activities	2,537,376	75,011

Effect of exchange rate fluctuation on cash and cash equivalents	3,764	11,657
Net increase in cash and cash equivalents	415,197	430,813

Cash and cash equivalents, beginning of period	631,288	200,475
Cash and cash equivalents, ending of period	$1,046,485	$631,288

Supplemental disclosure of cash flow information
Cash paid for income taxes	(2,157)	(1,984)
Cash paid for interest	(1,007,743)	(11,539)
Non-cash investing and financing activities:
Purchases of fixed assets under capital lease obligations	$269,765	$15,185,032

The accompanying notes are an integral part of these consolidated financial statements.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

JRSIS HEALTH CARE CORPORATION (the “Company” or “JHCC”) was incorporated on November 20, 2013 under the laws of the United States and the State of Florida. The general nature of the business shall be to engage in any and all lawful business permitted under the laws of the United States and the State of Florida.

JRSIS HEALTH CARE LIMITED ("JHCL"), formly named China Runteng Medical Group Co., Ltd, which is a privately held Limited Liability Company registered in British Virgin Island (“BVI”) on February 25, 2013. JHCL was authorized to issue 50,000 shares of a single class each with par value of $1.00 per share to its sole shareholder Ms. Yanhua Xing. On November 20, 2013, China Runteng Medical Group Co., Ltd has changed its name to JRSIS HEALTH CARE LIMITED ("JHCL").

Runteng Medical Group Co., Ltd (“Runteng”) is a privately held limited liability company registered in Hong Kong on September 17, 2012. Runteng was authorized to issue up to 10,000 shares with par value of HK$1 per share to its sole shareholder Ms. Yanhua Xing.

Harbin Jiarun Hospital Co., Ltd (“Jiarun”) was a privately held, for-profit hospital, incorporated in Harbin city of Heilongjiang, China in February 2006. Jiarun is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin. After a series of share exchanges mentioned here after in note 1, Jiarun became a 70% owned subsidiary of the Company.

JHCC, JHCL, Runteng and Jiarun are collectively referred as the “Group”. The Group provides full health care services in the Heilongjiang region in China through Jiarun, its 70% owned subsidiary.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”, the consolidated financial statements presented herein include the accounts of JHCC, JHCL, Runteng and its 70% owned subsidiary, Jiarun.

Reorganization

On December 23, 2012, in accordance with the "Foreign Investment Enterprise Law" under the People’s Republic of China (“PRC”), Runteng and Jiarun entered into an agreement that Runteng and the original owner of Jiarun should invest a total of $7,936,508 (equivalent to RMB50,000,000), in which Runteng and the original owner should contribute $5,555,556 (equivalent to RMB35,000,000) or 70% and $2,380,952 (equivalent to RMB15,000,000) or 30% of the total capital, respectively. According to the Article of Association (Joint venture investment agreement) and the amending of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay $5,555,556 (RMB35,000,000) within five years after the issuance of the joint venture business license. As of December 31, 2014, Jiarun has received $921,000 from Runteng.

On July 08, 2014, Jiarun obtained joint venture business license. Runteng has already completed “cooperation restructuring”. Up to completion of the legal structures, Jiarun are compliance with the Company Law of People’s Republic of China and all other requirements imposed by PRC authorities.

On February 25, 2013, JHCL issued 50,000 authorized shares to its sole shareholder Ms. Yanhua Xing. After the issuance, the total shares issued by JHCL were 50,000 with par value of US$1.00 per share.

On March 7, 2013, JHCL acquired all 100 issued and outstanding shares of through share exchanges to obtain 100% controlling interests of Runteng.

On June 01, 2013, Junsheng Zhang, the owner of Jiarun, entered into a supplemental agreement with Runteng for the attribution of accumulated retained earnings of Jiarun. In which, the historical accumulated profit of Jiarun up to June 30, 2013 should be 100% attributed to Junsheng Zhang; the profit generated from Jiarun after July 1, 2013 should be attributed to Runteng and Junsheng Zhang on the basis of 70% and 30%, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

On July 29, 2013, the Joint Venture Investment Agreement between Runteng and Junsheng Zhang has been approved by the Development and Reform Commission of Hulan District, Harbin City and Harbin Investment Promotion Bureau. On the same date, Jiarun has obtained Certificate of Approval for Establishment of Enterprises with Investment of Taiwan, Hong Kong, Macao and Overseas Chinese in the People’s Republic of China; the Joint Venture Jiarun duration of operation is twenty years.

Runteng would pay to Jiarun as soon as Runteng obtain funding from any alternatives. On July 08, 2014, Jiarun obtained joint venture business license. Runteng has already completed “cooperation restructuring”. According to the amending of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay $5,555,556 (35M RMB) within five years after the issuance of the joint venture business license.

On October 3, 2013, Ms. Yanhua Xing transferred 23,275 JHCL shares to Mr. Junsheng Zhang, 23,225 JHCL shares to Ms. Chunlan Tang, and 1,050 JHCL shares to Mr. Weiguang Song.

On November 8, 2013, Ms. Chunlan Tang transferred all 23,225 JHCL shares to Mr. Junsheng Zhang, subsequently making Mr. Junsheng Zhang holdings 46,500 JHCL shares.

On December 20, 2013, a share exchange agreement was entered by and among JHCC, JHCL and the shareholders of JHCL, Junsheng Zhang, Yanhua Xing and Weiguang Song. JHCC desires to issue a total of 12,000,000 shares of its Common Stock (the “JHCC Shares”) to the Shareholders of JHCC, pro rata, in exchange for one hundred percent (100%) of the JHCL Shares owned by the Shareholders. At the Closing, the Shareholders shall allot and deliver to JHCC a total of 50,000 shares of the ordinary share of JHCL which represents one hundred percent (100%) of the issued and outstanding shares of JHCL. JHCL shall become a wholly-owned subsidiary of JHCC, and JHCC will effectively acquire all business and an assets of JHCL as now or hereafter existing, including all business and assets of any and all subsidiaries of JHCL, including Seventy percent (70%) ownership interest in Jiarun, the operating company in PRC through JHCL wholly holds subsidiary, Runteng, a Hong Kong registered investment company.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Before and after the reorganization mentioned above, Junsheng Zhang continued to serve as chairman of Jiarun (the “Operating Subsidiary”), and together with the other management of the Company, continued to direct both day-to-day operation and management of the Operating Subsidiary, as well as its strategic direction. The reorganization effectively resulted in Junsheng Zhang continuing to bear the residual risks and rewards related to the Operating Subsidiary. Because of the reasons described above, the Company is substantively controlled by Junsheng Zhang, and the Company continued to consolidate the Operating subsidiary during the reorganization. And the reorganization transactions are considered as a series of transactions between the parties under common control and did not establish a new basis in the assets and liabilities of the Operating Subsidiary.

As a result, during the reorganization, JHCC, JHCL, Runteng and Jiarun were under common control of Junsheng Zhang. Therefore, the reorganization was effectively a legal recapitalization accounted for as transactions between entities under common control at the carry over basis, in a manner similar to pooling-of-interests accounting. The effect of the reorganization was applied retroactively to the prior years’ consolidated financial statements as if the current structure existed since inception.

30% of Jiarun hospital interest held by Junsheng Zhang is subjecting to non-controlling interest (“NCIs”), which was stated under ASC810-10-45, the ownership interest in the subsidiary that are held by owners other than the parent is a non-controlling interest. 70% held by Runteng is applying to its holding Runteng. According to the supplemental agreement signed between Junsheng Zhang and Runteng on June 01, 2013, the comprehensive income from Jiarun would be attributable to retained earnings and non-controlling interest for 70% and 30% respectively, from July 1, 2013.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

The consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles ("U.S. GAAP").

B.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Non-controlling interests represent the equity interest in Jiarun that is not attributable to the Company. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the period have been included.

C.	Use of estimates

The preparation of audited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

D.	Functional currency and foreign currency translation

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the Company is the Renminbi (“RMB’), except Runteng paid in capital the Hong Kong Dollar (“HKD"). The reporting currency of these audited consolidated financial statements is the United States dollar (“US Dollars” or “$”).

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

The exchange rates used for foreign currency translation are as follows:

		2014 (US$ to RMB/ US$ to HKD)	2013 (US$ to RMB)
Assets and liabilities	period end exchange rate	6.1535/7.7580	6.1140
Revenue and expenses	period weighted average	6.1482/7.7549	6.1982
Capital related	historical rate	6.1921	6.1921

E.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the years ended December 31, 2014 and December 31, 2013 respectively no and no customer accounted for more than 10% of net revenue. As of December 31, 2014 and December 31, 2013 respectively 1 and 1 customer accounted for more than 5% of net accounts receivable. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

F.	Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other liquid investments with initial maturities of three months or less.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

G.	Accounts receivable

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

H.	Inventories

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

I.	Construction in progress

Construction in progress represents the new hospital painting and decoration costs. And all direct costs relating to the polishing and decoration are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

J.	Property and equipment

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

Buildings and improvement	10-40 years
Medical equipment	5-15 years
Transportation instrument	5-10 years
Office equipment	5-10 years
Electronic equipment	5-10 years
Software	5-10 years

K.	Leases

Operating lease

Leases where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Minimum lease payments, including scheduled rent increases, made under operating leases are charged to the consolidated statements of operations and other comprehensive income (loss) on a straight-line basis over the lease term. Contingent rentals are excluded from minimum lease payments, and are recognized as expense when the achievement of the specified target is considered probable.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

K.	Leases (continued)

Capital lease

When the lease term is equal to 75 percent or more of the estimated economic life of the leased property, the lease is classified as a capital lease, where the lessee assumes substantially all the benefits and risks of ownership. The depreciation is calculated on a straight-line basis over the estimated useful lives of leased property.

In a capital lease, assets and liabilities are recorded at the amount of the lesser of (a) the fair value of the leased asset at the inception of the lease or (b) the present value of the minimum lease payments (excluding executing costs) over the lease term. Recorded assets are depreciated over their estimated useful lives. During the lease term, each minimum lease payment is allocated between a reduction of the obligation and interest expense to produce a constant periodic rate of interest on the remaining balance of the obligation.

L.	Fair Value Measurement

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

There were no transfers between level 1, level 2 or level 3 measurements for the years ended December 31, 2014 and 2013.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital lease obligations also approximate carrying value as they bear interest at current market rates.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

M.	Segment and geographic information

The Company is operating in one segment in accordance with the accounting guidance FASB ASC topic 280, “Segment Reporting”. The company’s revenues are from customers in People’s Republic of China (“PRC”). All assets of the company are located in PRC.

N.	Revenue recognition

The Company recognizes revenue when the amount of revenue can be reliably measured, it is probable that economic benefits will flow to the entity and specific criteria have been met for each of the Company’s activities as described below.

Medicine sales

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

N.	Revenue recognition(continued)

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

●	The Company records patients’ information in the social insurance system at check in. The system determines the covered portion and amounts based on the information input to the system.

●	At the time of check out, the Company collects payment for services the patients are liable for and records accounts receivable from the social insurance agencies for the portion of services covered by the social insurances. In the case that the patients have made payment during the in-patient services period, the Company refunds any amount in excess of the portion they are liable for.

●	The Company is responsible for submitting supporting documents of patient services provided to the social insurance agencies for their review. The Company also requires reconciling its records with the social insurance agencies once a month. Once the social insurance agencies approve the reconciliation, the insurance agencies will settle the accounts receivable balance in the next month following the approval.

O.	Income taxes

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

O.	Income taxes (continued)

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $2,157 and $1,984 for the years ended December 31, 2014 and 2013, respectively to support the local tax bureau's economical obligations.

P.	Earnings per share

Basic earnings per common share is computed by using net income divided by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding for the periods presented.

Q.	Recently accounting pronouncements

From time to time, new accounting standards issued by the Financial Accounting Standards Board (“FASB”) are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

NOTE 3. Accounts Receivable, Net

	December 31
	2014	2013
Accounts receivable	$688,885	$298,823
Less: allowance for doubtful debts	27,220	27,396
	$661,665	$271,427

The Company experienced nil bad debts during the years ended December 31, 2014 and 2013.

NOTE 4. Inventories

At December 31, 2014 and 2013, inventories consist of the following:

	December 31
	2014	2013
Western medicine	$174,907	$94,507
Chinese herbal medicine	5,723	3,793
	$180,630	$98,300

NOTE 5. Prepayment

At December 31, 2014 and 2013, prepayment consists of the following:

	December 31
	2014	2013
Deposits on medical equipment	$662,631	$43,507
Heating fees	-	11,061
Others	29,171	7,004
	$691,802	$61,572

NOTE 6. Construction in Progress

The construction in progress of the Company were $Nil and $15,346,873 as of December 31, 2014 and December 31, 2013, respectively.

	December 31
	2014	2013
Fire protection construction costs	$-	$19,545
Water pump costs	-	45,744
Building materials porcelain	-	16,356
Building	-	15,185,032
Wall decoration	-	37,291
Electric power survey and design fees	-	17,553
Public water work	-	25,352
	$-	$15,346,873

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

NOTE 7. Property and Equipment

At December 31, 2014 and 2013, property and equipment, at cost, consist of:

	December 31,
	2014	2013
Transportation equipment	$309,099	$231,141
Medical equipment	4,003,566	1,463,847
Electrical equipment	677,626	47,414
Office equipment and other	6,234	58,696
Buildings	15,780,963	-
Software	87,103	2,911
Total fixed assets at cost	20,864,591	1,804,010
Accumulated depreciation	(532,727)	(387,277)
Total fixed assets, net	$20,331,864	$1,416,732

Depreciation expense was $175,303 and $116,378 for the years ended December 31, 2014 and December 31, 2013, respectively.

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases

On September 01, 2014, Jiarun entered into a Lease Agreement to lease medical equipment from Concham Global Finance Leasing, a third party, for a three-year period, in which Jiarun is required to make monthly payments toward the lease. The Company was also required to pay a deposit up front, which deposit will later be used to offset against the last quarterly payment. The medical equipment will be transferred to Jiarun upon the completion of the Agreement.

On October 22, 2014, Jiarun entered into a Lease Agreement to lease medical equipment and elevator from Yuandong International Leasing Company, a third party, for a three-year period, in which Jiarun is required to make monthly payments toward the lease. The Company also was required to pay a deposit up front, which deposit will be later used to offset against the last quarterly payment. The medical equipment will be transferred to Jiarun upon the completion of the Agreement.

On June 5, 2013, Jiarun entered into a Lease Agreement to lease hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The Leasing terms consist of principal plus 30 payments. Each payments will be made on an annual basis when 7 million RMB per payment will be paid upfront for each leasing period. The first payment was made on September 1st, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the leasee to pay 3 million RMB as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the Leasee (Jiarun hospital).

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases (continued)

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

The future minimum lease payments for annual capital lease obligation as of December 31, 2014 are as follows:

Year	Amounts
2015	$807,478
2016	829,630
2017	736,771
Thereafter	14,336,810
Total	$16,710,689

The Company recorded finance lease fees of $1,007,743 and $10,661for the years ended December, 2014 and 2013, respectively.

NOTE 9. Short-term Bank Loans

	December 31
	2014	2013
Short- term bank loans	$471,277	$-

As of December 31, 2014, the above bank loans were for working capital and capital expenditure purposes. The loans were primarily obtained from Harbin Bank with interest rate of 7.84% per annum, from December 2, 2014 to December 1, 2015.The interest expenses were $1,644 and nil for the years ended December 31, 2014 and 2013, respectively.

NOTE 10. Non-controlling Interests

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

NOTE 10. Non-controlling Interests (continued)

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

$702,508 are reflected under “Cash and cash equivalents” of the caption in the consolidated balance sheets.

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

On July 08, 2014, Jiarun have obtained joint venture business license. The Company has already completed “cooperation restructuring”. According to the amending of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay $5,555,556 (35m RMB) within five years after the issuance of the joint venture business license. However, no interest is required to be paid. However, no interest is required to be paid. Up to completion of the Company’s legal structures, we are compliance with the Company Law of People’s Republic of China and all other requirements imposed by PRC authorities.

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

Based on the Company’s analysis of the guidance contained in FASB ASC 805-50-15 a., an example of transactions between entities under common control includes an entity that “charters” a newly formed entity and then transfers some or all of its net assets to that newly formed entity. In this situation, the Predecessor’s management (Jiarun) created the JHCC, and operating with the approval and at the direction of JHCC. For the purpose of contributing the net assets in the Predecessor, in exchange for equity in the JHCC.

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

30% of Jiarun hospital interest held by Junsheng Zhang is subjecting to non-controlling interest (“NCI”), which was stated under ASC810-10-45, the ownership interest in the subsidiary that are held by owners other than the parent is a non-controlling interest. On the other hand, 82% held by Junsheng Zhang is applying to our parent company JHCC.

As of December 31, 2014 and 2013, NCI in the consolidated balance sheet was $2,996,434 and $2,671,064, respectively. For the year ended December 31, 2014, the comprehensive income attributable to shareholders’ equity and NCI is $601,680 and $325,370 respectively. For the year ended December 31, 2013, the comprehensive income attributable to shareholders’ equity and NCIs is $423,836 and $960,642, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

NOTE 11. Revenue

The Company’s revenue consists of medicine sales and patient care revenue.

	For the Year Ended December 31,
	2014	2013
Medicine:
Western medicine	$2,456,201	$1,760,281
Chinese medicine	414,188	266,064
Herbal medicine	67,592	58,147
Total medicine	$2,937,981	$2,084,492

Patient services:
Medical consulting	$1,186,426	$690,697
Medical treatment	1,715,698	1,506,359
Others	139,505	69,688
Total patient services	$3,041,629	$2,266,744

	$5,979,610	$4,351,236

NOTE 12. Income Tax Expense

The Company uses the asset-liability method of accounting for income taxes prescribed by ASC 740 Income Taxes. The Company and its subsidiaries each files their taxes individually.

United States

JHCC is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the periods presented, and its earnings are permanently invested in PRC.

BVI

JHCL was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income tax.

Hong Kong

Runteng was incorporated in Hong Kong and is subject to Hong Kong profits tax. Runteng is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%.

PRC

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $2,157 and $1,984 for the years ended December 31, 2014 and 2013, respectively to support the local tax bureau's economical obligations.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

NOTE 13. Related Party Transactions

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

As of December 31, 2014 and 2013, the Company has an accounts payable balance due to Heilongjiang Dahua Medicine Wholesale Co., Ltd owned by Junsheng Zhang, for the amount of $94,680 and $Nil, respectively.

During the years ended December 31, 2014 and 2013, the Company purchased from Heilongjiang Dahua Medicine Wholesale Co., Ltd for $302,793 and $240,879, respectively.

As of December 31, 2014 and 2013, the Company has a balance due to Harbin Jiarun Pharmacy Co., Limited owned by Junsheng Zhang, of $86,812 and $Nil, respectively.

During the years ended December 31, 2014 and 2013, the Company purchased from Harbin Jiarun Pharmacy Co., Limited for $254,946 and $203,617, respectively.

As of December 31, 2014 and December 31, 2013, the Company has a balance due to Heilongjiang Province Runjia Medical Equipment Company Limited owned by Junsheng Zhang of $107,987 and $Nil, respectively.

During the years ended December 31, 2014 and 2013, the Company had purchased from Heilongjiang Province Runjia Medical Equipment Company Limited for $43,292 and $117,986, respectively.

During the years ended December 31, 2014 and 2013, the Company had borrowed from Heilongjiang Province Runjia Medical Equipment Company Limited for $154,384 and $Nil, respectively.

As of December 31, 2014 and December 31, 2013, the Company has a balance due to Jiarun Super Market Co., Ltd owned by Junsheng Zhang of $877,549 and $Nil.

During the years ended December 31, 2014 and 2013, the Company had borrowed from Jiarun Super Market Co., Ltd owned by Junsheng Zhang for $877,549 and $Nil, respectively.

As of December 31, 2014 and December 31, 2013, the Company has a balance due to Harbin Qi-run pharmacy limited owned by Junsheng Zhang of $130,007 and $Nil.

During the years ended December 31, 2014 and 2013, the Company had borrowed from Harbin Qi-run pharmacy limited owned by Junsheng Zhang for $130,007 and $Nil, respectively.

As of December 31, 2014 and December 31, 2013, the Company has a balance due to Junsheng Zhang for the amount of $3,162 and $162.

The Company has a total balance due to related parties of $1,297,036 and $Nil as of December 31, 2014 and December 31, 2013, respectively.

As of December 31, 2014 and December 31, 2013, the shareholder of JHCL owed the company $50,000 and $50,000 for paid-in capital respectively.

On June 5, 2013, Jiarun entered into a Lease Agreement to lease new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of December 31, 2014, Harbin Baiyi Real Estate Development Co., Ltd received decoration fee paid in advance from the Company in the total amount of $135,391. As of December 31, 2014, the company has balance of deposits for capital leases and Capital lease obligations of $487,527 and $14,927,776 respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN USD)

NOTE 14. Basic and Diluted Earnings Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share based awards, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations is shown as follows:

	December 31
	2014	2013
Numerator:
Net income available to common stockholders	$611,494	$399,977
Denominator:
Basic weighted-average number of shares outstanding	13,494,129	1,380,822
Effect of dilutive warrants	-	-
Diluted weighted-average number of shares outstanding	13,494,129	1,380,822
Net income per share:
Basic	$0.0453	$0.2897
Diluted	$0.0453	$0.2897

NOTE 15. Contingencies and Commitment

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of December 31, 2014 and 2013.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of December 31, 2014 and 2013.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 16. Subsequent Events

From January 1, 2015 to March 31, 2015 there were 311,000 shares of the Company’s common stock issued and outstanding held by 12 shareholders.

As of March 31, 2015, there were 13,915,000 shares of the Company’s common stock issued and outstanding held by 101 shareholders.

The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2014, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of December 31, 2014, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Our management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures, as well as its internal control over financial reporting, on an ongoing basis, and is committed to taking further action and implementing additional improvements, as necessary and as funds allow.  However, our management cannot guarantee that the measures taken or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. Notwithstanding the material weaknesses described above, our management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting has come to management's attention during the Company's last quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

On January 13, 2015, our independent public accounting firm, Albert Wong & Co. was succeeded by AWC (CPA) Limited, in the registration status in Public Company Accounting Oversight Board (“PCAOB”). AWC (CPA) Limited is not a separately registered entity with the PCAOB and therefore we are not required to file a current report on Form 8-K under item 4.01.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following are our officers and directors as of the date of this prospectus.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Junsheng Zhang	48	President, Chairman of the Board and Director
Lihua Sun	50	Chief Executive Officer and Director
Xuewei Zhang	28	Chief Financial Officer and Director
Yanhui Xing	32	Director
Du Qi	71	Dean of the hospital

Mr. Junsheng Zhang, age 48, is our President and Director. Mr. Zhang is one of the founders of JR Hospital. Founder of JR Hospital and JR Medical.

•	Former General Manager of Dongtai Medical Ltd
•	Bachelor Degree in Traditional Chinese Medicine
•	EMBA degree from Peking University
•	More than 30 years working experience in China medical services industry.
•	Owning one full services hospital, one medical whole sell company and a few medicine retail shops.

Mr. Zhang does not, and has not served as an officer or director of any company required to file reports under the Securities Exchange Act of 1934.

Ms. Lihua Sun, age 50, is our Chief Executive Officer and Director. Ms. Sun is one of the cofounder of Jiarun Hospital and has many years in the healthcare industry. She has been the former General Manager of Ankang Medicine in Hulan district and a Director of Heilongjiang Dahua Medicine Co., Ltd.

Ms. Sun does not, and has not served as an officer or director of any company required to file reports under the Securities Exchange Act of 1934.

Miss. Xuewei Zhang, age 28, is our Chief Financial Officer and Director.

•	Bachelor degree from university of Exeter
•	Worked as finance manager of JR hospital since 2009
•	Promote to CFO position since January 2012

Miss. Yanhui Xing, age 32, is our Director.

•	Seven years overseas working and study experiences.
•	Master of Banking and Bachelor degree in accounting,
•	Three years international accounting firm senior position
•	Multiple years in the investment banking industry

Mr. Du Qi, age 71, is dean of the hospital. Practiced in medicine industry for more than fifty years, he is one of the most famous doctor and director in Heilongjiang Province. Graduated from The fourth military medical university, and , engaged in advanced studies in Beijing Shijitan Hospital, CMU, Nanjing Railway Medical College (Medical School of Southeast University), Harbin University of Science and Technology, National Hospital Organization Nagasaki Medical Center(Japan), now, he is a part-time professor of Tongji University School Of Medicine, Heilongjiang University Of Chinese Medicine, Harbin worker medical school beside being the director of Jiarun hospital. As a representative, he was invited to join international academic conference in Japan for three times. More work experiences he has including:

•	Doctor of The 102nd Hospital of PLA(1967-1974)
•	Doctor, Attending Physician, Associate Chief Physician, Chief Physician, Deputy Director of
•	Harbin Railway Central Hospital(The Fourth Hospital Of Medical University)(1974-2003)
•	Director of The Northeast hospital of Heilongjiang(2003-2006)
•	Director of Heilongjiang Hongqiao Hospital(2008)
•	Director of Harbin Jiarun Hospital(2008-2014)
•	Committee member of Rheumatism institute in Heilongjiang province
•	Director of Harbin medical association
•	Committee member of Hospital management committee in Heilongjiang province
•	Jury of Technology Application Award by The health department of Heilongjiang Province

Mr. Qi does not, and has not served as an officer or director of any company required to file reports under the Securities Exchange Act of 1934.

None of our directors are independent as that term is defined by the rules of the OTCBB Stock Exchange.

We have family relationships among our executive officers and directors. Xuewei Zhang, the daughter of the Chairman, is an employee of the Company. Lihua Sun, the wife of the Chairman, is the Chief Executive Officer of the Company.

Item 10.	Directors, Executive Officers and Corporate Governance - continued

Legal Proceedings Involving Officers and Directors

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

☐	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

☐	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

☐	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

☐	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

☐	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

During the fiscal year of 2014, our Board of Directors had one meeting, including meetings that were held by means of a conference telephone call, but excluding actions taken by unanimous written consent.

Board Committees

Audit Committee

We have not yet appointed an audit committee.  At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Code of Ethics

We do not presently have a code of ethics. However, we intend to adopt such a code of ethics in the future.

Board Leadership Structure and Role in Risk Oversight

Junsheng Zhang is our President and Chairman. We do not have any independent directors. The Board believes that the Company’s Chairman is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board of Directors’ appetite for risk. While the Board of Directors oversees the Company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our board leadership structure supports this approach.

Item 11.	Executive Compensation.

Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from the fiscal years ended 2013 and 2014, respectively.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Junsheng Zhang	2013	11,213	-	-	-	-	-	-	11,213
Chairman,	2014	6,831	-	-	-	-	-	-	6,831
Lihua Sun	2013	9,132	-	-	-	-	-	-	9,132
CEO/Director	2014	6,441	-	-	-	-	-	-	6,441

Amounts of compensation for 2014 and 2013, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

Outstanding Equity Awards

No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have not entered into any employment or other contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

Compensation of Directors

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of JRSIS HEALTH CARE CORPORATION other than services ordinarily required of a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of the date hereof for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days as of the date hereof. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

The percentage ownership information shown in the table below is calculated based on 13,604,000 shares of our common stock issued and outstanding as of December 31, 2014. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

		Amount and Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Junsheng Zhang	11,160,000	82%
	President, Chairman of the board.	Direct
Common Stock	Weiguang Song	252,000	1.9%
		Direct
Common Stock	Yanhua Xing	588,000	4.3%
		Direct
	All Officers and Directors as a Group	12,000,000	88.2%

As a result, our executive officers, directors and affiliated persons will have significant influence to:

·	Elect or defeat the election of our directors;

·	Amend or prevent amendment of our articles of incorporation or bylaws;

·	Effect or prevent a merger, sale of assets or other corporate transaction; and

·	Affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to effect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Other than the stock transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any director, executive officer, shareholder of the company or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On December 20, 2013, we acquired One Hundred Percent (100%) of the issued and outstanding capital stock of JRSIS Health Care Limited, a privately held Limited Liability Company registered in the British Virgin Islands (“JHCL”) for Twelve Million (12,000,000) shares of our common stock paid to the three shareholders of JHCL. Only one of the three shareholders of JHCL is also our officer and director and the shares were issued as follows:

Junsheng Zhang	11,160,000 shares
Yanhua Xing	588,000 shares
Weiguang Song	252,000 shares

The Company has entered into a financial leasing agreement for its new hospital buildings with Harbin Baiyi Real Estate Development Co., Ltd. The Leasing terms consist of principal plus interest of 30 payments. The annually rent is approximately 7 million RMB.

Independent Directors

None of our Board of Directors is an independent director, as such term is defined by the rules of the OTCBB Stock Exchange,

Item 14.	Principal Accounting Fees and Services.

We were billed by our former and current independent public accounting firms, De Joya Griffith, LLC and AWC (CPA) Limited, for the following professional services they performed for us during the years ended December 31, 2014 and 2013 as set forth in the table below.

	Year Ended December 31,
	2014	2013
Audit fees	$68,000	$61,500
Audit-related fees	$-	$--
Tax fees	$--	$--
All other fees	$-	$--

Our Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Name	Exhibit
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of the Registrant (1)
3.3	BVI-Registration Form on November 08, 2013 (1)
3.4	Certificate of Incumbency on November 22, 2013 (1)
3.5	BVI-Registration Form on January 14, 2014 (1)
3.6	Certificate of Incumbency on January 22, 2014 (1)
3.7	20131009-COI-China Runteng Medical Group Co., Ltd (1)
10.1	House Leasing Contract (1)
10.2	Financial Leasing Contract (1)
10.3	Supplier Agreement (1)
10.4	Share Exchange Agreement (1)
10.5	Agreement on Modification to Contract and Articles of Association (1)
10.6	Supplementary Description Terms for the Articles of Harbin Jiarun Hospital Co., Ltd (1)
10.7	Rent exemption Agreement (1)
10.8	The shareholder investment confirmation letter (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*

(1) Incorporated by reference to the same exhibit filed with our registration statement on Form S1, as amended (File No. 333-194359).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION

Date: March 31, 2015	By:	/s/ Lihua Sun
Lihua Sun Chief Executive Officer Principal Executive Officer

Date: March 31, 2015	By:	/s/ Xuewei Zhang
Xuewei Zhang Chief Financial Officer Principal Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Junsheng Zhang	President, Chairman of the Board and Director	March 31, 2015
Junsheng Zhang

/s/ Lihua Sun	Chief Executive Officer and Director	March 31, 2015
Lihua Sun

/s/ Xuewei Zhang	Chief Financial Officer and Director	March 31, 2015
Xuewei Zhang

/s/ Yanhui Xing	Director	March 31, 2015
Yanhui Xing

