Form 10-Q
period 2015-03-31
JRSIS HEALTH CARE Corp
filed 2015-05-12
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-194359

JRSIS HEALTH CARE CORPORATION.

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

As of the date of filing of this report, there were outstanding 13,915,000 shares of the issuer’s common stock, par value $0.001 per share.

2

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ended December 31, 2015.

3

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$476,489	$1,046,485
Accounts receivable, net	1,076,085	661,665
Inventories	285,046	180,630
Other receivables	3,562	1,755
Prepayments	957,788	691,802
Advance to related parties	80,713	185,391
Deposits for capital leases - current portion	150,966	92,630
Total current assets	3,030,649	2,860,358

Property and equipment, net	21,137,554	20,331,864
Deposits for capital leases	786,197	677,013
Total assets	$24,954,400	$23,869,235

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$284,257	$291,097
Short-term bank loans	473,810	471,277
Deposits received	6,475	6,526
Due to related parties	434,939	1,297,036
Other payable	50,065	71,562
Payroll payable	34,789	30,808
Capital lease obligations - current portion	1,190,520	807,478
Total current liabilities	2,474,855	2,975,784

Capital lease obligations	16,808,126	15,903,211
Total liabilities	$19,282,981	$18,878,995

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 13,915,000 and 13,604,000 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	13,915	13,604
Additional Paid-in capital	1,132,423	954,686
Retained earnings	1,335,509	1,011,471
Other comprehensive income	36,185	14,045
Total shareholders’ equity of the Company	2,518,032	1,993,806
Non-controlling interest	3,153,387	2,996,434
Total shareholders’ equity	5,671,419	4,990,240
Total liabilities and shareholders’ equity	$24,954,400	$23,869,235

The accompanying notes are an integral part of these consolidated financial statements.

 JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue:
Medicine	$1,135,846	$782,442
Patient services	1,291,876	747,148
Total revenue	2,427,722	1,529,590
Operating costs and expenses:
Cost of medicine sold	709,801	464,415
Medical consumables	145,595	97,518
Salaries and benefits	380,649	261,300
Office supplies	31,766	19,562
Vehicle expenses	7,301	13,348
Utilities expenses	191,648	24,118
Rentals and leases	-	42,321
Advertising and promotion expenses	-	1,942
Interest expense	289,169	250,834
Professional fee	18,462	62,746
Depreciation	193,835	32,819
Total operating costs and expenses	1,968,226	1,270,923
Earnings from operations before other income and income taxes	459,496	258,667
Other income	12,540	9,968
Earnings from operations before income taxes	472,036	268,635
Income tax	-	781
Net income	472,036	267,854
Less: net income attributable to non-controlling interests	147,998	99,414
Net income attributable to the Company	$324,038	$168,440
Other comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	8,955	(8,545)
Foreign currency translation adjustment attributable to the Company	22,140	(18,675)
Comprehensive income	$503,131	$240,634
Less: Comprehensive income attributable to non-controlling interests	156,953	90,869
Comprehensive income attributable to the Company	$346,178	$149,765
Basic and diluted earnings per share	$0.0237	$0.0128
Weighted average number of shares outstanding basic and diluted	13,659,289	13,200,578

The accompanying notes are an integral part of these consolidated financial statements.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$472,036	$267,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	193,835	32,819
Interest	286,568	-
Gain on disposal of fixed assets	(12,540)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(409,272)	(138,266)
Inventories	(103,044)	944
Advance to related parties	104,998	44,119
Prepayments and other current assets	(87,925)	4,533
Accounts payable	(8,371)	19,719
Due to related parties	(104,241)	68,128
Deposits received	(86)	4,085
Accrued expenses and other current liabilities	5,291	51
Net cash provided by operating activities	337,249	303,986

Cash Flows From Investing Activities
Purchases of fixed assets	(815,570)	(260,439)
Purchases of construction in progress	-	(179,743)
Prepayment for fixed assets acquisition	(278,953)	(539,229)
Proceeds from disposal of fixed assets	45,570	-
Net cash used in investing activities	(1,048,953)	(979,411)

Cash Flows From Financing Activities
Proceeds from shareholders	178,048	5,725
Payments on capital lease obligation	(355,553)	223,186
Short-term bank loans	(9,251)	-
Payments on due to related parties	(784,454)	-
Proceeds from finance lease	1,108,977	-
Net cash provided by financing activities	137,767	228,911

Effect of exchange rate fluctuation on cash and cash equivalents	3,941	(611)
Net decrease in cash and cash equivalents	(569,996)	(447,125)

Cash and cash equivalents, beginning of period	1,046,485	631,288
Cash and cash equivalents, ending of period	$476,489	$184,163

Supplemental disclosure of cash flow information
Cash paid for income taxes	-	(781)
Cash paid for interest	(286,568)	(250,084)

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

JRSIS HEALTH CARE LIMITED ("JHCL"), formally named China Runteng Medical Group Co., Ltd, which is a privately held Limited Liability Company registered in British Virgin Island (“BVI”) on February 25, 2013. JHCL was authorized to issue 50,000 shares of a single class each with par value of $1.00 per share to its sole shareholder Ms. Yanhua Xing. On November 20, 2013, China Runteng Medical Group Co., Ltd has changed its name to JRSIS HEALTH CARE LIMITED ("JHCL").

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

Reorganization

On December 23, 2012, in accordance with the "Foreign Investment Enterprise Law" under the People’s Republic of China (“PRC”), Runteng and Jiarun entered into an agreement that Runteng and the original owner of Jiarun should invest a total of $7,936,508 (equivalent to RMB50,000,000), in which Runteng and the original owner should contribute $5,555,556 (equivalent to RMB35,000,000) or 70% and $2,380,952 (equivalent to RMB15,000,000) or 30% of the total capital, respectively. According to the Article of Association (Joint venture investment agreement) and the amending of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay $5,555,556 (RMB35,000,000) within five years after the issuance of the joint venture business license. As of March 31, 2015, Jiarun has received $921,000 from Runteng.

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

Runteng would pay to Jiarun as soon as Runteng obtain funding from any alternatives. On July 8, 2014, Jiarun obtained joint venture business license. Runteng has already completed “cooperation restructuring”. According to the amending of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay $5,555,556 (35M RMB) within five years after the issuance of the joint venture business license.

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

The accompanying consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2015, its consolidated results of operations and cash flows for the three month periods ended March 31, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

The exchange rates used for foreign currency translation are as follows:

		2015Q1 (US$ to RMB/ US$ to HKD)	2014Q1 (US$ to RMB)
Assets and liabilities	period end exchange rate	6.1206/7.7545	6.1644
Revenue and expenses	period weighted average	6.1444/7.7556	6.1199
Capital related	historical rate	6.1921	6.1921

E.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the three months ended March 31, 2015 and 2014 respectively no and no customer accounted for more than 10% of net revenue. As of March 31, 2015 and 2014 respectively 1 and 1 customer accounted for more than 5% of net accounts receivable. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended March 31, 2015 and 2014.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

N.	Revenue recognition (continued)

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

(AMOUNTS IN USD)

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $Nil and $781 for the three months ended March 31, 2015 and 2014, respectively to support the local tax bureau's economical obligations.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. Accounts Receivable, Net

	March 31	December 31
	2015	2014
	(Unaudited)
Accounts receivable	$1,103,452	$688,885
Less: allowance for doubtful debts	27,367	27,220
	$1,076,085	$661,665

The Company experienced nil bad debts during three months ended March 31, 2015 and 2014.

NOTE 4. Inventories

At March 31, 2015 and December 31, 2014, inventories consist of the following:

	March 31	December 31
	2015	2014
	(Unaudited)
Western medicine	$222,113	$174,907
Chinese herbal medicine	5,863	5,723
Medical material	57,070	-
	$285,046	$180,630

NOTE 5. Prepayment

At March 31, 2015 and December 31, 2014, prepayment consists of the following:

	March 31	December 31
	2015	2014
	(Unaudited)
Deposits on medical equipment	$903,015	$662,631
Heating fees	50,484	-
Others	4,289	29,171
	$957,788	$691,802

NOTE 6. Property and Equipment

At March 31, 2015 and December 31, 2014, property and equipment, at cost, consist of:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Transportation equipment	$375,758	$309,099
Medical equipment	4,721,784	4,003,566
Electrical equipment	681,268	677,626
Office equipment and other	89,323	6,234
Buildings	15,865,791	15,780,963
Software	87,571	87,103
Total fixed assets at cost	21,821,495	20,864,591
Accumulated depreciation	683,941	532,727
Total fixed assets, net	$21,137,554	$20,331,864

Depreciation expense was $193,835 and $32,819 for the three months ended March 31, 2015 and 2014, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. Capital Lease Obligations and Deposit for Capital Leases

On September 1, 2014, Jiarun entered into a Lease Agreement to lease medical equipment from Concham Global Finance Leasing, a third party, for a three-year period, in which Jiarun is required to make monthly payments toward the lease. The Company was also required to pay a deposit up front, which deposit will later be used to offset against the last quarterly payment. The medical equipment will be transferred to Jiarun upon the completion of the Agreement.

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

The future minimum lease payments for annual capital lease obligation as of March 31, 2015 are as follows:

Year	Amounts
2015	$1,166,640
2016	1,831,378
2017	1,713,406
Thereafter	13,287,222
Total	$17,998,646

The Company recorded finance lease fees of $275,955 and $249,496 for the three months ended March 31, 2015 and 2014, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Short-term Bank Loans

	March 31	December 31
	2015	2014
	(Unaudited)
Short- term bank loans	$473,810	$471,277

As of March 31, 2015, the above bank loans were for working capital and capital expenditure purposes. The loans were primarily obtained from Harbin Bank with interest rate of 7.84% per annum, from December 2, 2014 to December 1, 2015. The interest expenses were $9,288 and nil for the three months ended March 31, 2015 and 2014, respectively.

NOTE 9. Non-controlling Interests

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

On June 1, 2013, Junsheng Zhang, the owner of Jiarun Hospital, entered into a supplemental agreement with Runteng for the attribution of accumulated retained earnings of Jiarun. In which, the retained earnings of Jiarun will be 100% attributed to Junsheng Zhang up to June 30, 2013. From July 1, 2013, the income of operations from Jiarun will be attributed to Runteng and Junsheng Zhang for 70% and 30% respectively.

On June 3, 2013, Jiarun Hospital received paid in capital of $702,508 (RMB4.35 Million) in cash from Mr. Junsheng Zhang, which has been certified by Heilongjiang Jinyuda Accountants Business Office Co. Ltd; the report number is (2013) A436.

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

On July 8, 2014, Jiarun have obtained joint venture business license. The Company has already completed “cooperation restructuring”. According to the amending of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay $5,555,556 (35m RMB) within five years after the issuance of the joint venture business license. However, no interest is required to be paid. However, no interest is required to be paid. Up to completion of the Company’s legal structures, we are compliance with the Company Law of People’s Republic of China and all other requirements imposed by PRC authorities.

On June 1, 2013, Junsheng Zhang, the owner of Jiarun Hospital, entered into supplemental agreement with Runteng for the attribution of accumulated retained earnings of Jiarun. In which, the retained earnings of Jiarun will be attributed to Junsheng Zhang up to June 30, 2013. From July 1, 2013, the income of operations from Jiarun will be attributed to Runteng and Junsheng Zhang for 70% and 30% respectively.

According to the joint venture supplemental agreement, the comprehensive income of Jiarun will be attributable to the non-controlling interest up to June 30, 2013. From July 1, 2013, the comprehensive income from Jiarun will be attributable to retained earnings and non-controlling interest for 70% and 30% respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 9. Non-controlling Interests (continued)

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

On 20th of December 2013, by and among JRSIS HEALTH CARE CORPORATION (the “JHCC”) and JRSIS HEALTH CARE LIMITED (the “JHCL”) and the shareholders of JHCL, Junsheng Zhang, Yanhua Xing and Weiguang Song has entered a share exchange agreement. JHCC desires to issue a total of 12,000,000 shares of its Common Stock (the “JHCC Shares”) to the Shareholders of JHCC, pro rata, in exchange for one hundred percent (100%) of the JHCL Shares owned by the Shareholders. At the Closing, the Shareholders shall allot and deliver to JHCC a total of 50,000 shares of the ordinary share of JHCL which represents one hundred percent (100%) of the issued and outstanding shares of JHCL. JHCL shall become a wholly-owned subsidiary of JHCC, and JHCC will effectively acquire all business and an assets of JHCL as now or hereafter existing, including all business and assets of any and all subsidiaries of JHCL., including Runteng Medical Group Company Limited, a Hong Kong registered investment company that holds a seventy percent (70%) ownership interest in Harbin Jiarun Hospital Company Ltd., a Heilongjiang registered company. The Company will account for the December 2013 exchange transaction in accordance with standards promulgated by the FASB regarding transactions between entities under common control, ASC 805-50-15.

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

As of March 31, 2015 and December 31, 2014, NCI in the consolidated balance sheet was $3,153,387 and $2,996,434, respectively. For the three months ended Mach 31, 2015, the comprehensive income attributable to shareholders’ equity and NCI is $346,178 and $156,953 respectively. For the three months ended March 31, 2014, the comprehensive income attributable to shareholders’ equity and NCIs is $149,765 and $90,869, respectively.

NOTE 10. Revenue

The Company’s revenue consists of medicine sales and patient care revenue.

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$904,102	$674,393
Chinese medicine	198,232	88,451
Herbal medicine	33,512	19,598
Total medicine	$1,135,846	$782,442

Patient services:
Medical consulting	$633,876	$301,484
Medical treatment	653,473	445,267
Others	4,527	397
Total patient services	$1,291,876	$747,148

	$2,427,722	$1,529,590

 JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 11. Income Tax Expense

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $Nil and $781 for the three months ended March 31, 2015 and 2014, respectively to support the local tax bureau's economical obligations.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 12.   Related Party Transactions

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

As of March 31, 2015 and December 31, 2014, the Company has an accounts payable balance due to Heilongjiang Dahua Medicine Wholesale Co., Ltd owned by Junsheng Zhang, for the amount of $102,885 and $94,680, respectively.

During the three months ended March 31, 2015 and 2014, the Company purchased from Heilongjiang Dahua Medicine Wholesale Co., Ltd for $105,741 and $77,760 respectively.

During the three months ended March 31, 2015 and 2014, the Company had borrowed from Dahua Medicine Wholesale Co., Ltd for $29,409 and $Nil, respectively.

As of March 31, 2015 and December 31, 2014, the Company has a balance due to Harbin Jiarun Pharmacy Co., Limited owned by Junsheng Zhang, of $ Nil and $86,812, respectively.

During the three months ended March 31, 2015 and 2014, the Company purchased from Harbin Jiarun Pharmacy Co., Limited for $70,240 and $63,931, respectively.

As of March 31, 2015 and December 31, 2014, the Company has a balance due to Heilongjiang Province Runjia Medical Equipment Company Limited owned by Junsheng Zhang of $11,455 and $107,987, respectively.

During the three months ended March 31, 2015 and 2014, the Company had purchased from Heilongjiang Province Runjia Medical Equipment Company Limited for $25,326 and $18,153, respectively.

As of March 31, 2015 and December 31, 2014, the Company has a balance due to Jiarun Super Market Co., Ltd owned by Junsheng Zhang of $187,890 and $877,549.

As of March 31, 2015 and December31, 2014, the Company has a balance due to Harbin Qi-run pharmacy limited owned by Junsheng Zhang of $18,341 and $130,007.

During the three months ended March 31, 2015 and 2014, the Company had purchased from Harbin Qi-run pharmacy limited for $18,341 and $Nil, respectively.

As of March 31, 2015 and December 31, 2014, the Company has an accounts payable balance due to Hulan Ankang Pharmacy owned by Junsheng Zhang, for the amount of $114,368 and $Nil, respectively.

During the three months ended March 31, 2015 and 2014, the Company had borrowed from Hulan Ankang Pharmacy for $114,368 and $Nil, respectively.

The Company has a total balance due to related parties of $434,939 and $1,297,036 as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015 and December 31, 2014, the Company has a balance due to Junsheng Zhang for the amount of $5,162 and $3,162.

As of March 31, 2015 and 2014, the shareholder of JHCL owed the company $50,000 and $50,000 for paid-in capital respectively.

On June 5, 2013, Jiarun entered into a Lease Agreement to lease new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of March 31, 2015 and December 31, 2014, Harbin Baiyi Real Estate Development Co., Ltd received decoration fee paid in advance from the Company in the total amount of $30,713 and $135,391, respectively. As of March 31, 2015 and December 31, 2014, the company has balance of deposits for capital leases of $490,148 and $487,527 respectively. As of March 31, 2015 and December 31, 2014, the company has balance of Capital lease obligations of $15,248,522 and $14,927,776 respectively.

 JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13.   Basic and Diluted Earnings Per Share

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

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$324,038	$168,440
Denominator:
Basic weighted-average number of shares outstanding	13,659,289	13,200,578
Effect of dilutive warrants	-	-
Diluted weighted-average number of shares outstanding	13,659,289	13,200,578
Net income per share:
Basic	$0.0237	$0.0128
Diluted	$0.0237	$0.0128

 NOTE 14. Contingencies and Commitment

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of March 31, 2015 and December 31, 2014.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of March 31, 2015 and December 31, 2014.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

 NOTE 15. Subsequent Events

The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

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

Use of estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $Nil and $781 for the three months ended March 31, 2015 and 2014, respectively to support the local tax bureau's economical obligations.

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

Foreign currency transactions and translations

An entity's functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management's judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the Company is the Renminbi ("RMB'), except Runteng paid in capital the Hong Kong Dollar ("HKD"). The reporting currency of these unaudited consolidated financial statements is the United States dollar ("US Dollars" or "$").

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

The exchange rates used for foreign currency translation are as follows:

		2015Q1 (US$ to RMB/ US$ to HKD)	2014Q1 (US$ to RMB)
Assets and liabilities	period end exchange rate	6.1206/7.7545	6.1644
Revenue and expenses	period weighted average	6.1444/7.7556	6.1199
Capital related	historical rate	6.1921	6.1921

Results of Operations for the three months Ended March 31, 2015 and 2014

The following table shows key components of the results of operations during three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Change
	2015	2014	$	%
Revenue:
Medicine	$1,135,846	$782,442	$353,404	45%
Patient services	1,291,876	747,148	544,728	73%
Total revenue	2,427,722	1,529,590	898,132	59%
Operating costs and expenses:
Cost of medicine sold	709,801	464,415	245,386	53%
Medical consumables	145,595	97,518	48,077	49%
Salaries and benefits	380,649	261,300	119,349	46%
Office supplies	31,766	19,562	12,204	62%
Vehicle expenses	7,031	13,348	(6,047)	(45)%
Utilities expenses	191,648	24,118	167,530	695%
Rentals and leases	-	42,321	(42,321)	(100)%
Advertising and promotion expenses	-	1,942	(1,942)	(100)%
Interest expense	289,169	250,834	38,335	15%
Professional fee	18,462	62,746	(44,284)	(71)%
Depreciation	193,835	32,819	161,016	491%
Total operating costs and expenses	1,968,226	1,270,923	697,303	55%
Earnings from operations before other income and income taxes	459,496	258,667	200,829	78%
Other (loss) income	12,540	9,968	2,572	26%
Earnings from operations before income taxes	472,036	268,635	203,401	76%
Income tax	-	781	(781)	(100)%
Net income	472,036	267,854	204,182	76%

Other comprehensive income:
Foreign currency translation adjustment	31,095	(27,220)	58,316	(214)%
Comprehensive income	$503,131	$240,634	$262,498	109%

Revenue

Operating revenue for the three months ended March 31, 2015, which resulted primarily from medicine revenue and patient services revenue, was $2,427,722 an increase of 59% as compared with the operating revenue of $1,529,590 for the three months ended March 31, 2014. The increase was primarily a result of the number of treated inpatients growing to 2.93 thousand patients, 1.42 thousand more than the 1.51 thousand patients treated in three months ended March 31, 2014.

Costs and Expenses

Total costs and expenses were $1,968,226 for the three months ended March 31, 2015, an increase of $697,303 or 55% as compared to $1,270,923 for the same period of 2014. This increase was primarily due to significant increases in salaries and benefits of $119,349, and increases in cost of medicine supplies of approximately $245,386, and increase in medical consumables of $48,077 and utilities expenses of $167,530.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $709,801 for the three months ended March 31, 2015, an increase of $245,386 or 53% as compared to $464,415 for the same period of 2014.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $145,595 for the three months ended March 31, 2015, an increase of $48,077 or 49% as compared to $97,518 for the same period of 2014.The increase was mainly a result of increase in materials expenses of $29,719 and increase in medical film expenses of $7,251, and increase in test reagent expense of $16,869.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $380,649 for the three months ended March 31, 2015, an increase of $119,349 or 46% as compared to $261,300 for the same period of 2014. The increase was mainly a result of increase in salaries expenses of $108,186 and increase in social insurance expenses of $11,164.

Utilities expenses

Utilities expenses mainly consists of charges for water and electricity and heating fee. Total Utilities expenses was $191,648 for the three months ended March 31, 2015, an increase of $167,530 or 695% as compared to $24,118 for the same period of 2014. The Utilities expenses was mainly a result of heating fee of $125,145 and increase in charges for water and electricity and heating fee of $43,933.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities, Jiarun hospital has voluntarily paid income tax voluntary of $Nil and $781 for the three months ended March 31, 2015 and 2014, respectively to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $459,496 for the three months ended March 31, 2015, as compared with operating income of $258,667 for the three months ended March 31, 2014.The Company’s net income for the three months ended March 31, 2015 was $472,036 representing an increase of $204,182 or 76%, over $267,854 for the three months ended March 31, 2014. The increases in income from operations and net income for the three months ended March 31, 2015 were primarily due to aforementioned changes in operating revenue and operating expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared for the Company to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of March 31, 2015, the Company had approximately $476,489 of cash and cash equivalents.

We are presently able to meet our obligations as they come due. As of March 31, 2015, we had non-controlling interest of $3,153,387 and shareholders’ equity of $2,518, 032.

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

Our cash flows are summarized below:

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	337,249	303,986
Net cash used in investing activities	(1,048,953)	(979,411)
Net cash provided by financing activities	137,767	228,911
Effect of exchange rate fluctuation on cash and cash equivalents	3,941	(611)
Net decrease in cash and cash equivalents	(569,996)	(447,125)
Cash and cash equivalents, beginning of period	1,046,485	631,288
Cash and cash equivalents, ending of period	$476,489	$184,163

Net Cash provided by Operating Activities

For the three months ended March 31, 2015, we had positive cash flow from operating activities of $337,249, an increase of $33,263 from the same period of 2014, during which we had cash flow from operating activities of $303,986. The net income for the three months ended March 31, 2015 increased by $204,182 as compared to the three months ended March 31, 2014. The increase in net cash provided by operating activities was mainly as a result of the increase of advance to related parties items totaling $60,879, which was due to the increase in receiving equipment by prepayments.

 Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $1,048,953, compared to net cash used in investing activities of $979,411 for the three months ended March 31, 2014. The cash used in investing activities for the three months ended March 31, 2015 was mainly used for the purchase of medical equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $137,767, as compared to net cash used in financing activities of $228,911 for the three months ended March 31, 2014. The cash provided by financing activities for the three months ended March 31, 2015 was mainly provided by proceeds from shareholders of $178,048.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, may change the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether such changes will ever be implemented or when they may take effect.

In December 2014, our operations moved into the new building. We have finished most of the decoration of the new building, part of the expansion of medical facilities and purchases of new medical equipment. The hospital will need more medical facilities to update the medical equipment and acquire one pharmaceuticals wholesale and one medicine retail company. The new hospital building is being constructed by Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The building was leased from the related party by financial leasing, the price of leasing agreement referred to the local market price and audited by the auditor. The Leasing terms consist of 30 payments. Each payment will be made on an annual basis when 7 million RMB per payment will be paid upfront for each leasing period. The first payment was made on September 1st, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the leasee to pay 3 million RMB as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the Leasee (Jiarun hospital). As of March 31, 2015, we had paid approximately $485,476 for the construction of the new hospital. We borrowed the funds from our related company and banks. In addition to what we had paid for the new hospital building construction, we estimate the additional costs to complete the project and more medical facilities to update the medical equipment.

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

ITEM 2.           UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any unregistered securities during the period covered by this Report.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.           OTHER INFORMATION

Not applicable

ITEM 6.           EXHIBITS

 INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date
Lihua. Sun
/s/ Lihua. Sun	Chief Executive Officer and Director	May 12, 2015
(Principal Executive Officer)

Xuewei. Zhang
/s/ Xuewei. Zhang	Chief Financial Officer and Director,	May 12, 2015
(Principal Financial Officer)

