Form 10-Q
period 2015-06-30
JRSIS HEALTH CARE Corp
filed 2015-08-14
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

2

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ended December 31, 2015.

3

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	June 30,	December 31,
	2015	2014
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$501,286	$1,046,485
Accounts receivable, net	1,560,145	661,665
Inventories	338,482	180,630
Other receivables	3,323	1,755
Prepayments	318,729	691,802
Advance to related parties	80,772	185,391
Deferred expenses	29,122	-
Deposits for capital leases - current portion	57,949	92,630
Total current assets	2,889,808	2,860,358

Property and equipment, net	22,986,492	20,331,864
Long term deferred expenses	111,635	-
Deposits for capital leases	824,119	677,013
Total assets	$26,812,054	$23,869,235

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$264,333	$291,097
Short-term bank loans	474,725	471,277
Deposits received	7,224	6,526
Due to related parties	62,323	1,297,036
Other payable	28,949	71,562
Payroll payable	39,367	30,808
Capital lease obligations - current portion	1,494,074	807,478
Total current liabilities	2,370,995	2,975,784

Capital lease obligations	18,229,262	15,903,211
Total liabilities	$20,600,257	$18,878,995

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 13,915,000 and 13,604,000 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	13,915	13,604
Additional Paid-in capital	1,132,423	954,686
Retained earnings	1,697,545	1,011,471
Other comprehensive income	43,846	14,045
Total shareholders’ equity of the Company	2,887,729	1,993,806
Non-controlling interest	3,324,068	2,996,434
Total shareholders’ equity	6,211,797	4,990,240
Total liabilities and shareholders’ equity	$26,812,054	$23,869,235

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue:
Medicine	$1,265,846	$766,939	$2,401,692	$1,549,381
Patient services	1,445,369	769,845	2,737,245	1,516,993
Total revenue	2,711,215	1,536,784	5,138,937	3,066,374
Operating costs and expenses:
Cost of medicine sold	778,697	439,214	1,488,498	903,629
Medical consumables	172,816	118,122	318,411	215,640
Salaries and benefits	441,967	283,835	822,616	545,135
Office supplies	68,924	30,709	100,690	50,271
Vehicle expenses	8,111	7,224	15,412	20,572
Utilities expenses	100,110	14,252	291,758	38,370
Rentals and leases	-	41,852	-	84,173
Advertising and promotion expenses	-	593	-	2,535
Interest expense	298,417	248,295	587,586	499,129
Professional fee	106,557	16,956	125,019	79,702
Depreciation	205,486	37,672	399,321	70,491
Total operating costs and expenses	2,181,085	1,238,724	4,149,311	2,509,647
Earnings from operations before other income and income taxes	530,130	298,060	989,626	556,727
Other income	53	1,791	12,593	11,759
Earnings from operations before income taxes	530,183	299,851	1,002,219	568,486
Income tax	774	665	774	1,446
Net income	529,409	299,186	1,001,445	567,040
Less: net income attributable to non-controlling interests	167,373	95,153	315,371	194,567
Net income attributable to the Company	$362,036	$204,033	$686,074	$372,473
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	3,308	1,323	12,263	(7,222)
Foreign currency translation adjustment attributable to the Company	7,661	2,965	29,801	(15,710)
Comprehensive income	$540,378	$303,474	$1,043,509	$544,108
Less: Comprehensive income attributable to non-controlling interests	170,681	96,476	327,634	187,345
Comprehensive income attributable to the Company	$369,697	$206,998	$715,875	$356,763
Basic and diluted earnings per share	$0.0260	$0.0150	$0.0498	$0.0278
Weighted average number of shares outstanding	13,915,000	13,589,000	13,788,872	13,394,789

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$1,001,445	$567,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	399,321	70,491
Interest	587,586	496,619
Gain on disposal of fixed assets	(12,579)	(1,831)
Changes in operating assets and liabilities:
Accounts receivable, net	(891,216)	(180,769)
Inventories	(156,106)	5,245
Advance to related parties	105,324	85,448
Prepayments and other current assets	(238,301)	15,068
Deferred expenses and long term deferred expenses	(140,376)	-
Accounts payable	(28,816)	30,834
Due to related parties	(1,190,539)	4,666
Deposits received	648	(2,447)
Accrued expenses and other current liabilities	1,126,978	2,868
Net cash provided by operating activities	563,369	1,093,232

Cash Flows From Investing Activities
Purchases of property and equipment	(2,409,338)	(1,212,763)
Purchases of construction in progress	-	(341,791)
Proceeds from disposal of property and equipment	45,711	30,924
Net cash used in investing activities	(2,363,627)	(1,523,630)

Cash Flows From Financing Activities
Proceeds from shareholders	178,048	909,703
Short-term bank loans	(18,765)	-
Payments to related parties	(1,118,294)	-
Payments on capital lease obligation	(508,635)	(33,206)
Proceeds from capital lease	2,715,847	-
Net cash provided by financing activities	1,248,201	876,497

Effect of exchange rate fluctuation on cash and cash equivalents	6,858	(2,305)
Net decrease in cash and cash equivalents	(545,199)	443,794

Cash and cash equivalents, beginning of period	1,046,485	631,288
Cash and cash equivalents, ending of period	$501,286	$1,075,082

Supplemental disclosure of cash flow information
Cash paid for income taxes	(774)	(1,446)
Cash paid for interest	(587,586)	(496,619)

See notes to consolidated financial statements

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

JRSIS HEALTH CARE LIMITED ("JHCL"), formally named China Runteng Medical Group Co., Ltd, which is a privately held Limited Liability Company registered in British Virgin Island (“BVI”) on February 25, 2013. JHCL was authorized to issue 50,000 shares of a single class each with par value of $1.00 per share to its sole shareholder Ms. Yanhua Xing. On November 20, 2013, China Runteng Medical Group Co., Ltd has changed its name to JRSIS HEALTH CARE LIMITED.

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

Reorganization

On December 23, 2012, in accordance with the "Foreign Investment Enterprise Law" under the People’s Republic of China (“PRC”), Runteng and Jiarun entered into an agreement that Runteng and the original owner of Jiarun should invest a total of $7,936,508 (equivalent to RMB50,000,000), in which Runteng and the original owner should contribute $5,555,556 (equivalent to RMB35,000,000) or 70% and $2,380,952 (equivalent to RMB15,000,000) or 30% of the total capital, respectively. According to the Article of Association (Joint venture investment agreement) and the amendment of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay $5,555,556 (RMB35,000,000) within five years after the issuance of the joint venture business license. As of June 30, 2015, Jiarun has received $921,000 from Runteng.

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

On June 1, 2013, Junsheng Zhang, the owner of Jiarun, entered into a supplemental agreement with Runteng for the attribution of accumulated retained earnings of Jiarun. In which, the historical accumulated profit of Jiarun up to June 30, 2013 should be 100% attributed to Junsheng Zhang; the profit generated from Jiarun after July 1, 2013 should be attributed to Runteng and Junsheng Zhang on the basis of 70% and 30%, respectively.

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

30% of Jiarun hospital interest held by Junsheng Zhang is subjecting to non-controlling interest (“NCIs”), which was stated under ASC810-10-45, the ownership interest in the subsidiary that are held by owners other than the parent is a non-controlling interest. 70% held by Runteng is applying to its holding Runteng. According to the supplemental agreement signed between Junsheng Zhang and Runteng on June 1, 2013, the comprehensive income from Jiarun would be attributable to retained earnings and non-controlling interest for 70% and 30% respectively, from July 1, 2013.

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of June 30, 2015 and for the six month periods ended June 30, 2015and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2015, its consolidated results of operations and cash flows for the six month periods ended June 30, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

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

D.	Functional currency and foreign currency translation

JHCC and JHCL’s functional currency is the United States dollar ("US$"). Runteng's functional currency is the Hong Kong dollar ("HK$"). The functional currency of Jiarun is the Renminbi ("RMB").

The Company’s reporting currency is US$. Assets and liabilities of Runteng and Jiarun are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income.

E.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the six months ended June 30, 2015 and 2014, no customer accounted for more than 10% of net revenue. As of June 30, 2015 and December 31, 2014, 2 and 1 customer accounted for more than 10% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

(AMOUNTS IN USD)

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

Capital lease

Leases which substantially transfer all of the benefits and risks inherent in ownership to the lessee are classified as capital leases. In a capital lease, assets and liabilities are recorded at the amount of the lesser of (a) the fair value of the leased asset at the inception of the lease or (b) the present value of the minimum lease payments (excluding executing costs) over the lease term. Recorded assets are depreciated over their estimated useful lives. During the lease term, each minimum lease payment is allocated between a reduction of the obligation and interest expense to produce a constant periodic rate of interest on the remaining balance of the obligation. Leasehold improvements are depreciated over the depreciable lives of the corresponding fixed asset or the related lease term, whichever is shorter.

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

There were no transfers between level 1, level 2 or level 3 measurements for the six months ended June 30, 2015 and 2014.

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

Patients who are not covered by social insurance are liable for the total cost of medical treatment.

•	For out-patient medical services, revenue is recognized when the Company provides medical service to the patient. The Company collects payment when the patient checks out from the hospital, which is the same day the services are provided.

•	For in-patient medical services, the Company estimates the approximate fee the patients will spend in the hospital based on patients’ symptom. This is when the patients check in to the hospital. At that time, the Company collects the estimated fees from the patient and records the payment as deposits received.

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

•	The Company records patients’ information in the social insurance system at check in. The system determines the covered portion and amounts based on the information input to the system.

•	At the time of check out, the Company collects payment for services the patients are liable for and records accounts receivable from the social insurance agencies for the portion of services covered by the social insurances. In the case that the patients have made payment during the in-patient services period, the Company refunds any amount in excess of the portion they are liable for.

•	The Company is responsible for submitting supporting documents of patient services provided to the social insurance agencies for their review. The Company also requires reconciling its records with the social insurance agencies once a month. Once the social insurance agencies approve the reconciliation, the insurance agencies will settle the accounts receivable balance in the next month following the approval.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

O.	Income taxes

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $774 and $1,446for the six months ended June 30, 2015 and 2014, respectively to support the local tax bureau's economical obligations.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3.   Accounts Receivable, Net

	June 30	December 31
	2015	2014
	(Unaudited)
Accounts receivable	$1,587,564	$688,885
Less: allowance for doubtful debts	27,419	27,220
	$1,560,145	$661,665

The Company experienced nil bad debts during six months ended June 30, 2015 and 2014.

NOTE 4.   Inventories

At June 30, 2015and December 31, 2014, inventories consist of the following:

	June 30	December 31
	2015	2014
	(Unaudited)
Western medicine	$271,352	$174,907
Chinese herbal medicine	6,487	5,723
Medical material	60,643	-
	$338,482	$180,630

NOTE 5.   Prepayment

At June 30, 2015 and December 31, 2014, prepayment consists of the following:

	June 30	December 31
	2015	2014
	(Unaudited)
Deposits on medical equipment	$312,222	$662,631
Others	6,507	29,171
	$318,729	$691,802

NOTE 6.   Property and Equipment

At June 30, 2015 and December 31, 2014, property and equipment, at cost, consist of:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Transportation equipment	$376,484	$309,099
Medical equipment	6,577,413	4,003,566
Electrical equipment	849,129	677,626
Office equipment and other	89,991	6,234
Buildings	15,896,437	15,780,963
Software	87,741	87,103
Total fixed assets at cost	23,877,195	20,864,591
Accumulated depreciation	890,703	532,727
Total fixed assets, net	$22,986,492	$20,331,864

The Company recorded depreciation expense of $399,321and $70,491 for the six months ended June 30, 2015 and 2014, and $205,486 and $37,672 for the three months ended June 30, 2015 and 2014, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7.   Long term deferred expenses

On May 7, 2015, Jiarun entered into a lease agreement to lease medical equipment from Concham Global Finance Leasing (“Concham”), a third party, for a five-year period, in which Jiarun is required to pay consulting fee to Concham for the services provided over the five years. The consulting fee paid but attributable to the current and subsequent accounting periods was accounted for as deferred expenses and long term deferred expenses. The current portion of the prepaid consulting fee was recorded as deferred expenses $29,122 and nil as of June 30, 2015 and December 31, 2014. The long-term deferred expenses were $111,635 and nil as of June 30, 2015 and December 31, 2014.

The Company recorded consulting fee of $4,841 and $Nil for the six months ended June 30, 2015 and 2014, and $4,841 and $Nil for the three months ended June 30, 2015 and 2014, respectively.

NOTE 8.   Capital Lease Obligations and Deposit for Capital Leases

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

The leasing agreement for our hospital building contains the following provisions:

•	Rental payments of RMB7,000,000 (equivalent to $1,144,913) per year, payable at the beginning of September.

•	An option allowing the lessor to extend the lease for thirty years beyond the last renewal option exercised by the company

•	A guarantee by the company that the lessor will realize $Nil, from selling the asset at the expiration of the lease This lease is a capital lease because its term (30 years) exceeds 75% of the building’s estimated economic life. In addition, the present value ($15,185,032) of the minimum lease payments exceeds 90% of the fair value of the building ($15,721,295).

•	Accumulated annual amounts resulting from applying an interesting rate 6.55% to the balance of the lease obligation at the beginning of each year. The lease obligation is increased by the amount of the prior year’s interest, the amount of the net rental payment at the beginning of each year; and this amount represents the guaranteed residual value at the end of the lease term.

On September 1, 2014, October 22, 2014, March 26, 2015 and May 7, 2015, Jiarun entered into several lease agreements to lease medical equipment and elevator from three lease finance companies, which are all third parties, for three to five year periods, in which Jiarun is required to make monthly or quarterly payments toward the leases. The Company was also required to pay deposits up front, which deposits will later be used to offset against the last quarterly payment. The medical equipment and elevator will be transferred to Jiarun upon the completion of the agreement.

These leases have been classified as capital leases. The cost of the medical equipment included in these leases is included in the consolidated balance sheets as property and equipment and construction in progress.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8.   Capital Lease Obligations and Deposit for Capital Leases (Continued)

The future minimum lease payments for annual capital lease obligation as of June 30, 2015 are as follows:

Year	Amounts (Unaudited)
2015	$1,305,577
2016	1,533,032
2017	1,453,718
Thereafter	15,431,009
Total	$19,723,336

The Company recorded finance lease fees of $568,821 and $496,619 for the six months ended June 30, 2015 and 2014, and $292,866 and $247,123 for the three months ended June 30, 2015 and 2014, respectively.

NOTE 9.    Short-term Bank Loans

	June 30	December 31
	2015	2014
	(Unaudited)
Short- term bank loans	$474,725	$471,277

As of June 30, 2015, the above bank loans were for working capital and capital expenditure purposes. The loans were primarily obtained from Harbin Bank with interest rate of 7.84% per annum, from December 2, 2014 to December 1, 2015.The interest expenses were $18,765 and nil for the six months ended June 30, 2015 and 2014, respectively, and $9,477 and $nil for the three months ended June 30, 2015 and 2014, respectively.

NOTE 10.   Non-controlling Interests

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds 70% interest of Jiarun as of June 30, 2015 and December 31, 2014.

As of June 30, 2015 and December 31, 2014, NCI in the consolidated balance sheet was $3,324,068 and $2,996,434, respectively. For the six months ended June 30, 2015, the comprehensive income attributable to shareholders’ equity and NCI is $715,875 and $327,634 respectively. For the six months ended June 30, 2014, the comprehensive income attributable to shareholders’ equity and NCIs is $356,763 and $187,345, respectively. For the three months ended June 30, 2015, the comprehensive income attributable to shareholders’ equity and NCI is $369,697 and $170,681 respectively. For the three months ended June 30, 2014, the comprehensive income attributable to shareholders’ equity and NCIs is $206,998 and $96,476, respectively.

NOTE 11.   Revenue

The Company’s revenue consists of medicine sales and patient care revenue.

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$1,890,257	$1,345,220
Chinese medicine	230,233	166,949
Herbal medicine	281,202	37,212
Total medicine	$2,401,692	$1,549,381

Patient services:
Medical consulting	$1,315,455	$606,070
Medical treatment	1,403,439	883,099
Others	18,351	27,824
Total patient services	$2,737,245	$1,516,993

	$5,138,937	$3,066,374

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 11.   Revenue (Continued)

	Three Months Ended June 30
	2015	2014
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	986,155	670,827
Chinese medicine	32,001	78,498
Herbal medicine	247,690	17,614
Total medicine	1,265,846	766,939

Patient services
Medical consulting	681,579	304,586
Medical treatment	749,966	437,832
Others	13,824	27,427
Total patient services	1,445,369	769,845
	2,711,215	1,536,784

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $774 and $1,446 for the six months ended June 30, 2015 and 2014, respectively to support the local tax bureau's economical obligations.

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

As of June 30, 2015 and December 31, 2014, the Company has an accounts payable balance due to Heilongjiang Dahua Medicine Wholesale Co., Ltd owned by Junsheng Zhang, for the amount of $40,129 and $94,680, respectively.

During the six months ended June 30, 2015 and 2014, the Company purchased from Heilongjiang Dahua Medicine Wholesale Co., Ltd for $232,969 and $ $152,879 respectively. During the three months ended June 30, 2015 and 2014, the Company had purchased from Heilongjiang Dahua Medicine Wholesale Co., Ltd for $127,228 and $75,119, respectively.

During the six months ended June 30, 2015 and 2014, the Company had borrowed from Dahua Medicine Wholesale Co., Ltd for $29,466 and $Nil, respectively. During the three months ended June 30, 2015 and 2014, the Company had borrowed from Dahua Medicine Wholesale Co., Ltd for $57 and $Nil, respectively.

As of June 30, 2015 and December 31, 2014, the Company has a balance due to Harbin Jiarun Pharmacy Co., Limited owned by Junsheng Zhang, of $18,016 and $86,812, respectively.

During thesix months ended June 30, 2015 and 2014, the Company purchased from Harbin Jiarun Pharmacy Co., Limited for $168,279 and $115,439, respectively. During the three months ended June 30, 2015 and 2014, the Company purchased from Harbin Jiarun Pharmacy Co., Limited for $98,039 and $51,508, respectively

As of June 30, 2015 and December 31, 2014, the Company has a balance due to Heilongjiang Province Runjia Medical Equipment Company Limited owned by Junsheng Zhang of $3,462 and $107,987, respectively.

During the Six months ended June 30, 2015 and 2014, the Company had purchased from Heilongjiang Province Runjia Medical Equipment Company Limited for $58,908 and $18,153, respectively. During the three months ended June 30, 2015 and 2014,the Company had purchased from Heilongjiang Province Runjia Medical Equipment Company Limited for $33,582 and $18,153, respectively

As of June 30, 2015 and December 31, 2014, the Company has a balance due to Jiarun Super Market Co., Ltd owned by Junsheng Zhang of $Nil and $877,549.

As of June 30, 2015 and December31, 2014, the Company has a balance due to Harbin Qi-run pharmacy limited owned by Junsheng Zhang of $716 and $130,007.

During the Six months ended June 30, 2015 and 2014, the Company had purchased from Harbin Qi-run pharmacy limited for $28,459 and $Nil, respectively. During the three months ended June 30, 2015 and 2014, the Company had purchased from Harbin Qi-run pharmacy limited for $10,118 and $Nil, respectively.

The Company has a total balance due to related parties of $62,323 and $1,297,036 as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015 and December 31, 2014, the Company has a balance due to Junsheng Zhang for the amount of $5,162 and $3,162.

As of June 30, 2015 and December 31 2014, the shareholder of JHCL owed the company $50,000 and $50,000 for paid-in capital respectively.

On June 5, 2013, Jiarun entered into a Lease Agreement to lease new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of June 30, 2015 and December 31, 2014, Harbin Baiyi Real Estate Development Co., Ltd received decoration fee paid in advance from the Company in the total amount of $30,772 and $135,391, respectively. As of June 30, 2015 and December 31, 2014, the company has balance of deposits for capital leases of $491,094 and $487,527 respectively. As of June 30, 2015 and December 31, 2014, the company has balance of Capital lease obligations of $15,518,947 and $14,927,776 respectively.

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

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$686,074	$372,473
Denominator:
Basic and diluted weighted-average number of shares outstanding	13,788,872	13,394,789
Net income per share:

Basic and diluted	$0.0498	$0.0278

 NOTE 15. Contingencies and Commitment

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of June 30, 2015 and December 31, 2014.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of June 30, 2015 and December 31, 2014.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

 NOTE 16. Subsequent Events

The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Overview

Harbin Jiarun Hospital Company Limited (“Jiarun”) was established in Harbin in the Province of Heilongjiang of the People’s Republic of China (“PRC”) by the owner Junsheng Zhang on February 17, 2006

Jiarun is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin. Jiarun specializes in the areas of Pediatrics, Dermatology, ENT, Traditional Chinese Medicine (TCM), Ophthalmology, Internal Medicine Dentistry, General Surgery, Rehabilitation Science, Gynecology, General Medical Services, etc.

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

Patients who are not covered by social insurance are liable for the total cost of medical treatment.

•	For out-patient medical services, revenue is recognized when the Company provides medical service to the patient. The Company collects payment when the patient checks out from the hospital, which is the same day the services are provided

•	For in-patient medical services, the Company estimates the approximate fee the patients will spend in the hospital based on patients' symptom. This is when the patients check in to the hospital. At that time, the Company collects the estimated fees from the patient and records the payment as deposits received.

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

•	The Company records patients’ information in the social insurance system at check in. The system determines the covered portion and amounts based on the information input to the system.

•	At the time of check out, the Company collects payment for services the patients are liable for and records accounts receivable from the social insurance agencies for the portion of services covered by the social insurances. In the case that the patients have made payment during the in-patient services period, the Company refunds any amount in excess of the portion they are liable for.

•	The Company is responsible for submitting supporting documents of patient services provided to the social insurance agencies for their review. The Company also requires reconciling its records with the social insurance agencies once a month. Once the social insurance agencies approve the reconciliation, the insurance agencies will settle the accounts receivable balance in the next month following the approval.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $774 and $1,446 for the six months ended June 30, 2015 and 2014, respectively to support the local tax bureau's economical obligations.

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

Foreign currency transactions and translations

JHCC and JHCL’s functional currency is the United States dollar ("US$"). Runteng's functional currency is the Hong Kong dollar ("HK$"). The functional currency of Jiarun is the Renminbi ("RMB").

The Company’s reporting currency is US$. Assets and liabilities of Runteng and Jiarun are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income.

Results of Operations for Three Months Ended June 30, 2015 and 2014

The following table shows key components of the results of operations during three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,		Change
	2015	2014	$	%

Revenue:
Medicine	$1,265,846	$766,939	$498,907	65%
Patient services	1,445,369	769,845	675,524	88%
Total revenue	2,711,215	1,536,784	1,174,431	76%
Operating costs and expenses:
Cost of medicine sold	778,697	439,214	339,483	77%
Medical consumables	172,816	118,122	54,694	46%
Salaries and benefits	441,967	283,835	158,132	56%
Office supplies	68,924	30,709	38,215	124%
Vehicle expenses	8,111	7,224	887	12%
Utilities expenses	100,110	14,252	85,858	602%
Rentals and leases	-	41,852	(41,852)	(100)%
Advertising and promotion expenses	-	593	(593)	(100)%
Interest expense	298,417	248,295	50,122	20%
Professional fee	106,557	16,956	89,601	528%
Depreciation	205,486	37,672	167,814	445%
Total operating costs and expenses	2,181,085	1,238,724	942,361	76%
Earnings from operations before other income and income taxes	530,130	298,060	232,070	78%
Other income	53	1,791	(1,738)	(97)%
Earnings from operations before income taxes	530,183	299,851	230,332	77%
Income tax	774	665	109	16%
Net income	529,409	299,186	230,223	77%
Less: net income attributable to non-controlling interests	167,373	95,153	72,220	76%
Net income attributable to the Company	$362,036	$204,033	$158,003	77%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	3,308	1,323	1,985	150%
Foreign currency translation adjustment attributable to the Company	7,661	2,965	4,696	158%
Comprehensive income	$540,378	$303,474	$236,904	78%

Revenue

Operating revenue for the three months ended June 30, 2015, which resulted primarily from medicine revenue and patient services revenue, was $2,711,215, an increase of 76% as compared with the operating revenue of $1,536,784 for the three months ended June 30, 2014. The increase was primarily a result of the number of treated inpatients growing to 2,430 patients, about 360 more than the 2,070 patients treated in three months ended June 30, 2014. In December 2014, the hospital moved into the new hospital building whose capacity are 650 beds, 500 beds more than the 150 beds before.

Costs and Expenses

Total costs and expenses were $2,181,085for the three months ended June 30, 2015, an increase of $942,361 or 76% as compared to $1,238,724 for the same period of 2014. This increase was primarily due to significant increases in salaries and benefits of $158,132, and increases in cost of medicine supplies of approximately $339,483, and increase in medical consumables of $54,694 and utilities expenses of $85,858 and office supplies of $38,215.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $778,697 for the three months ended June 30, 2015, an increase of $339,483 or 77% as compared to $439,214 for the same period of 2014.This increase was primarily due to significant increases in cost of Western medicine and Chinese medicine of $334,673. For the three months ended June 30, 2015, the cost of Western medicine and Chinese medicine were 766,658, as compared to $431,985 for the same period of 2014.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $172,816for the three months ended June 30, 2015, an increase of $54,694 or 46% as compared to $118,122 for the same period of 2014.The increase was mainly a result of increase in materials expenses of $20,385 and increase in medical film expenses of $10,154, and increase in test reagent expense of $9,379.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $441,967for the three months ended June 30, 2015, an increase of $158,132 or 56% as compared to $283,835 for the same period of 2014. The increase was mainly a result of increase in salaries expenses of $135,116 and increase in social insurance expenses of $20,802.

Utilities expenses

Utilities expenses mainly consist of charges for water and electricity and heating fee. Total Utilities expenses was $100,110for the three months ended June 30, 2015, an increase of $85,858 or 602% as compared to $14,252 for the same period of 2014. The Utilities expenses were mainly a result of heating fee of $47,692 and increase in charges for water and electricity of $38,452.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities, Jiarun hospital has voluntarily paid income tax voluntary of $744 and $665for the three months ended June 30, 2015 and 2014, respectively to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $530,130for the three months ended June 30, 2015, as compared with operating income of $298,060for the three months ended June 30, 2014.The Company’s net income for the three months ended June 30, 2015 was $529,409 representing an increase of $230,223 or 77%, over $299,186for the three months ended June 30, 2014. The increases in income from operations and net income for the three months ended June 30, 2015 were primarily due to aforementioned changes in operating revenue and operating expenses.

Results of Operations for the six months Ended June 30, 2015 and 2014

The following table shows key components of the results of operations during six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Change
	2015	2014	$	%

Revenue:
Medicine	$2,401,692	$1,549,381	$852,311	55%
Patient services	2,737,245	1,516,993	1,220,252	80%
Total revenue	5,138,937	3,066,374	2,072,563	68%
Operating costs and expenses:
Cost of medicine sold	1,488,498	903,629	584,869	65%
Medical consumables	318,411	215,640	102,771	48%
Salaries and benefits	822,616	545,135	277,481	51%
Office supplies	100,690	50,271	50,419	100%
Vehicle expenses	15,412	20,572	(5,160)	(25)%
Utilities expenses	291,758	38,370	253,388	660%
Rentals and leases	-	84,173	(84,173)	(100)%
Advertising and promotion expenses	-	2,535	(2,535)	(100)%
Interest expense	587,586	499,129	88,457	18%
Professional fee	125,019	79,702	45,317	57%
Depreciation	399,321	70,491	328,830	466%
Total operating costs and expenses	4,149,311	2,509,647	1,639,664	65%
Earnings from operations before other income and income taxes	989,626	556,727	432,899	78%
Other income	12,593	11,759	834	7%
Earnings from operations before income taxes	1,002,219	568,486	433,733	76%
Income tax	774	1,446	(672)	(46)%
Net income	1,001,445	567,040	434,405	77%
Less: net income attributable to non-controlling interests	315,371	194,567	120,804	62%
Net income attributable to the Company	$686,074	$372,473	$313,601	84%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	12,263	(7,222)	19,485	(270)%
Foreign currency translation adjustment attributable to the Company	29,801	(15,710)	45,511	(290)%
Comprehensive income	$1,043,509	$544,108	$499,401	92%

Revenue

Operating revenue for the six months ended June 30, 2015, which resulted primarily from medicine revenue and patient services revenue, was $5,138,937 an increase of 68% as compared with the operating revenue of $3,066,374for the six months ended June 30, 2014. The increase was primarily a result of the number of treated inpatients growing to 4,760 patients, about 1,180 more than the 3,580 patients treated in six months ended June 30, 2014. In December 2014, the hospital moved into the new hospital building whose capacity is 650 beds, 500 beds more than the 150 beds before.

Costs and Expenses

Total costs and expenses were $4,149,311for the six months ended June 30, 2015, an increase of $1,639,664 or 65% as compared to $2,509,647 for the same period of 2014. This increase was primarily due to significant increases in salaries and benefits of $277,481, and increases in cost of medicine supplies of approximately $584,869, and increase in medical consumables of $102,771 and utilities expenses of $253,388, and $50,419 office supplies.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $1,488,498for the six months ended June 30, 2015, an increase of $584,869 or 65% as compared to $903,629 for the same period of 2014.

This increase was primarily due to significant increases in cost of Western medicine and Chinese medicine of $574,924. For the six months ended June 30, 2015, the cost of Western medicine and Chinese medicine were $1,463,450, as compared to $888,526 for the same period of 2014.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $318,411for the six months ended June 30, 2015, an increase of $102,771 or 48% as compared to $215,640 for the same period of 2014.The increase was mainly a result of increase in materials expenses of $50,429 and increase in medical film expenses of $17,556, and increase in test reagent expense of $26,434.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $822,616for the six months ended June 30, 2015, an increase of $277,481 or 51% as compared to $545,135 for the same period of 2014. The increase was mainly a result of increase in salaries expenses of $245,301 and increase in social insurance expenses of $32,177.

Utilities expenses

Utilities expenses mainly consist of charges for water and electricity and heating fee. Total Utilities expenses was $291,758for the six months ended June 30, 2015, an increase of $253,388 or 660% as compared to $38,370 for the same period of 2014. The Utilities expenses were mainly a result of heating fee of $173,284 and increase in charges for water and electricity and heating fee of $82,622.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities, Jiarun hospital has voluntarily paid income tax voluntary of $774 and $1,446for the six months ended June 30, 2015 and 2014, respectively to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $989,626for the six months ended June 30, 2015, as compared with operating income of $556,727for the six months ended June 30, 2014.The Company’s net income for the six months ended June 30, 2015 was $1,001,445 representing an increase of $434,405 or 77%, over $567,040for the six months ended June 30, 2014. The increases in income from operations and net income for the six months ended June 30, 2015 were primarily due to aforementioned changes in operating revenue and operating expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared for the Company to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of June 30, 2015, the Company had $501,286 of cash and cash equivalents.

We are presently able to meet our obligations as they come due. As of June 30, 2015, we had non-controlling interest of $3,324,068 and shareholders’ equity of $2,887,729.

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

Our cash flows are summarized below:

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	563,369	1,093,232
Net cash used in investing activities	(2,363,627)	(1,523,630)
Net cash provided by financing activities	1,248,201	876,497
Effect of exchange rate fluctuation on cash and cash equivalents	6,858	(2,305)
Net decrease in cash and cash equivalents	(545,199)	(443,794)
Cash and cash equivalents, beginning of period	1,046,485	631,288
Cash and cash equivalents, ending of period	$501,286	$1,075,082

Net Cash provided by Operating Activities

For the six months ended June 30, 2015, we had positive cash flow from operating activities of $563,369, a decrease of $529,863 from the same period of 2014, during which we had cash flow from operating activities of $1,093,232. The net income for the six months ended June 30, 2015 increased by $434,405 as compared to the six months ended June 30, 2014. The increase in net cash used in operating activities was mainly as a result of the decrease of a due to related parties items totaling $1,190,539, which was due to the increase in repayment to related parties.

 Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $2,363,627, compared to net cash used in investing activities of $1,523,630 for the six months ended June 30, 2014. The cash used in investing activities for the six months ended June 30, 2015 was mainly used for the purchase of medical equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $1,248,201, as compared to net cash provided by financing activities of $876,497 for the six months ended June 30, 2014. The cash provided by financing activities for the six months ended June 30, 2015 was mainly provided by proceeds from shareholders of $178,048 and proceeds from finance lease $2,715,847.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, may change the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether such changes will ever be implemented or when they may take effect.

In December 2014, our operations moved into the new building. We have finished most of the decoration of the new building, part of the expansion of medical facilities and purchases of new medical equipment. The hospital will need more medical facilities to update the medical equipment and acquire one pharmaceuticals wholesale and one medicine retail company. The new hospital building is being constructed by Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The building was leased from the related party by financial leasing, the price of leasing agreement referred to the local market price and audited by the auditor. The Leasing terms consist of 30 payments. Each payment will be made on an annual basis when 7 million RMB per payment will be paid upfront for each leasing period. The first payment was made on September 1st, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the leasee to pay 3 million RMB as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the Leasee (Jiarun hospital). As of June 30, 2015, we had paid approximately $485,476 for the construction of the new hospital. We borrowed the funds from our related company and banks. In addition to what we had paid for the new hospital building construction, we estimate the additional costs to complete the project and more medical facilities to update the medical equipment.

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

ITEM 2.                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or issue any shares of unregistered securities during the three month period ended June 30, 2015.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.                      OTHER INFORMATION

On August 10, 2015, Du Qi, the Dean of the Jiarun hospital, offered his resignation as a result of health reasons, which was accepted by the Company, effective immediately. The Company is currently conducting a search and evaluating potential candidates for the position of Dean.

ITEM 5.                      EXHIBITS

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date
Lihua. Sun
/s/ Lihua. Sun	Chief Executive Officer	August 14, 2015,

Xuewei. Zhang
/s/ Xuewei. Zhang	Chief Financial Officer	August 14, 2015,

