Form 10-Q
period 2015-09-30
JRSIS HEALTH CARE Corp
filed 2015-11-16
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

2

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ended December 31, 2015.

3

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$471,680	$1,046,485
Accounts receivable, net	1,650,697	661,665
Inventories	394,726	180,630
Other receivables	3,347	1,755
Prepayments	30,714	691,802
Advance to related parties	79,539	185,391
Deferred expenses	46,119	-
Deposits for capital leases - current portion	55,627	92,630
Total current assets	2,732,449	2,860,358

Property and equipment, net	22,760,108	20,331,864
Long term deferred expenses	184,477	-
Deposits for capital leases	822,106	677,013
Total assets	$26,499,140	$23,869,235

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$348,329	$291,097
Short-term bank loans	455,703	471,277
Deposits received	6,819	6,526
Due to related parties	51,096	1,297,036
Other payable	28,573	71,562
Payroll payable	41,399	30,808
Capital lease obligations - current portion	1,685,564	807,478
Total current liabilities	2,617,483	2,975,784

Capital lease obligations	17,343,972	15,903,211
Total liabilities	$19,961,455	$18,878,995

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 13,915,000 and 13,604,000 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	13,915	13,604
Additional Paid-in capital	1,132,423	954,686
Retained earnings	2,094,316	1,011,471
Other comprehensive income	(145,311)	14,045
Total shareholders’ equity of the Company	3,095,343	1,993,806
Non-controlling interest	3,442,342	2,996,434
Total shareholders’ equity	6,537,685	4,990,240
Total liabilities and shareholders’ equity	$26,499,140	$23,869,235

See notes to consolidated financial statements

 JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue:
Medicine	$1,388,861	$651,220	$3,790,553	$2,200,601
Patient services	1,539,039	714,814	4,276,284	2,231,807
Total revenue	2,927,900	1,366,034	8,066,837	4,432,408
Operating costs and expenses:
Cost of medicine sold	836,741	392,506	2,325,239	1,296,135
Medical consumables	239,678	124,778	558,089	340,418
Salaries and benefits	491,110	307,238	1,313,726	852,373
Office supplies	136,260	29,156	236,950	79,427
Vehicle expenses	9,193	5,420	24,605	25,992
Utilities expenses	62,851	11,776	354,609	50,146
Rentals and leases	-	41,622	-	125,795
Advertising and promotion expenses	-	115	-	2,650
Interest expense	316,151	165,867	903,737	664,996
Professional fee	4,929	10,875	129,948	90,577
Depreciation	230,606	37,793	629,927	108,284
Total operating costs and expenses	2,327,519	1.127,146	6,476,830	3,636,793
Earnings from operations before other income and income taxes	600,381	238,888	1,590,007	795,615
Other (expenses) income	(3,392)	3	9,201	11,762
Earnings from operations before income taxes	596,989	238,891	1,599,208	807,377
Income tax	925	710	1,699	2,156
Net income	596,064	238,181	1,597,509	805,221
Less: net income attributable to non-controlling interests	199,293	74,816	514,664	269,383
Net income attributable to the Company	$396,771	$163,365	$1,082,845	$535,838
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(81,019)	439	(68,756)	(6,783)
Foreign currency translation adjustment attributable to the Company	(189,157)	1,325	(159,356)	(14,385)
Comprehensive income	$325,888	$239,945	$1,369,397	$784,053
Less: Comprehensive income attributable to non-controlling interests	118,274	75,255	445,908	262,600
Comprehensive income attributable to the Company	$207,614	$164,690	$923,489	$521,453
Basic and diluted earnings per share	$0.0288	$0.0120	$0.0783	$0.0398
Weighted average number of shares outstanding	13,788,872	13,589,000	13,830,915	13,459,526

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$1,597,509	$805,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	629,927	108,284
Interest	903,737
Gain on disposal of fixed assets	(12,481)	(1,829)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,042,058)	(275,813)
Inventories	(226,848)	(21,632)
Advance to related parties	(65,498)	126,825
Prepayments and other current assets	(425,795)	(98,197)
Accounts payable	68,913	497,449
Due to related parties	(1,121,619)	99,063
Deposits received	525	(2,533)
Accrued expenses and other current liabilities	1,121,548	4,147
Net cash provided by operating activities	1,427,860	1,240,985

Cash Flows From Investing Activities
Purchases of property and equipment	(3,753,997)	(1,898,359)
Purchases of construction in progress	-	(341,451)
Prepayment for property and equipment acquisition	566,997	(648,187)
Proceeds from disposal of property and equipment	45,355	30,893
Net cash used in investing activities	(3,141,645)	(2,857,104)

Cash Flows From Financing Activities
Proceeds from shareholders	178,048	909,703
Payments on capital lease obligation	(1,931,772)	(510,155)
(Payments to) proceeds from related parties	(1,109,581)	1,698,798
Proceeds from capital lease	3,849,970	-
Net cash provided by financing activities	986,665	2,098,346

Effect of exchange rate fluctuation on cash and cash equivalents	152,315	(2,459)
Net (increase) decrease in cash and cash equivalents	(574,805)	479,768

Cash and cash equivalents, beginning of period	1,046,485	631,288
Cash and cash equivalents, ending of period	$471,680	$1,111,056

Supplemental disclosure of cash flow information
Cash paid for income taxes	(1,699)	(2,156)
Cash paid for interest	(903,737)	(661,186)

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

JRSIS HEALTH CARE LIMITED (“JHCL”), formally named China Runteng Medical Group Co., Ltd, which is a privately held Limited Liability Company registered in British Virgin Island (“BVI”) on February 25, 2013. JHCL was authorized to issue 50,000 shares of a single class each with par value of $1.00 per share to its sole shareholder Ms. Yanhua Xing. On November 20, 2013, China Runteng Medical Group Co., Ltd has changed its name to JRSIS HEALTH CARE LIMITED.

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

Reorganization

On December 23, 2012, in accordance with the “Foreign Investment Enterprise Law” under the People’s Republic of China (“PRC”), Runteng and Jiarun entered into an agreement that Runteng and the original owner of Jiarun should invest a total of $7,936,508 (equivalent to RMB50,000,000), in which Runteng and the original owner should contribute $5,555,556 (equivalent to RMB35,000,000) or 70% and $2,380,952 (equivalent to RMB15,000,000) or 30% of the total capital, respectively. According to the Article of Association (Joint venture investment agreement) and the amendment of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay $5,555,556 (RMB35,000,000) within five years after the issuance of the joint venture business license. As of September 30, 2015, Jiarun has received $1,081,000 from Runteng.

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

The accompanying consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of September 30, 2015 and for the nine month periods ended September 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2015, its consolidated results of operations and cash flows for the nine month periods ended September 30, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

D.	Functional currency and foreign currency translation

JHCC and JHCL’s functional currency is the United States dollar (“US$”). Runteng’s functional currency is the Hong Kong dollar (“HK$”). The functional currency of Jiarun is the Renminbi (“RMB”).

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

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the nine months ended September 30, 2015 and 2014, no customer accounted for more than 10% of net revenue. As of September 30, 2015 and December 31, 2014,1 and 1 customer accounted for more than 10% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

There were no transfers between level 1, level 2 or level 3 measurements for the nine months ended September 30, 2015 and 2014.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

N.	Revenue recognition(continued)

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

Jiarun’s medical services have been exempt from enterprise income tax since March 1, 2006, which has been approved by the Local Taxation Bureau.

Jiarun was incorporated in accordance with the law of medical and health institutions, mainly provide medical services, with the “PRC Business Tax Tentative Regulations” Article 8 (3) medical service income tax-free provisions (hospital, clinics and other medical institutions to provide medical services shall be exempt from business tax). The Company’s medical services have been exempted from business tax since March 1, 2006.

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $1,699 and $2,156 for the nine months ended September 30, 2015 and 2014, respectively to support the local tax bureau’s economical obligations.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. Accounts Receivable, Net

	September 30	December 31
	2015	2014
	(Unaudited)
Accounts receivable	$1,677,018	$688,885
Less: allowance for doubtful debts	26,321	27,220
	$1,650,697	$661,665

The Company experienced nil bad debts during nine months ended September 30, 2015 and 2014.

NOTE 4. Inventories

At September 30, 2015 and December 31, 2014, inventories consist of the following:

	September 30	December 31
	2015	2014
	(Unaudited)
Western medicine	$298,962	$174,907
Chinese herbal medicine	5,886	5,723
Medical material	89,878	-
	$394,726	$180,630

NOTE 5. Prepayment

At September 30, 2015 and December 31, 2014, prepayment consists of the following:

	September 30	December 31
	2015	2014
	(Unaudited)
Deposits on medical equipment	$18,385	$662,631
Others	12,329	29,171
	$30,714	$691,802

NOTE 6. Property and Equipment

At September 30, 2015 and December 31, 2014, property and equipment, at cost, consist of:

	September 30,	December 31,
	2015	2014
	(Unaudited)
Transportation equipment	$780,979	$309,099
Medical equipment	6,810,195	4,003,566
Electrical equipment	815,104	677,626
Office equipment and others	86,385	6,234
Buildings	15,259,460	15,780,963
Software	89,725	87,103
Total fixed assets at cost	23,841,848	20,864,591
Accumulated depreciation	1,081,740	532,727
Total fixed assets, net	$22,760,108	$20,331,864

The Company recorded depreciation expense of $629,927 and $108,284 for the nine months ended September 30, 2015 and 2014, and $230,606 and $37,793 for the three months ended September 30, 2015 and 2014, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. Long term deferred expenses

On May 7, 2015 and July 3 2015, Jiarun entered into two lease agreements to lease medical equipment from Hair Finance Leasing(China) Co., Ltd.(“Hair”), a third party, for a five-year period, in which Jiarun is required to pay consulting fee to Hair for the services provided over the five years. The consulting fee paid but attributable to the current and subsequent accounting periods was accounted for as deferred expenses and long term deferred expenses. The current portion of the prepaid consulting fee was recorded as deferred expenses $46,119 and nil as of September 30, 2015 and December 31, 2014. The long-term deferred expenses were $184,477 and nil as of September 30, 2015 and December 31, 2014.

The Company recorded consulting fee of $12,764 and $nil for the nine months ended September 30, 2015 and 2014, and $7,923 and $nil for the three months ended September 30, 2015 and 2014, respectively.

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

On September 1, 2014, October 22, 2014, March 26, 2015, May 7, 2015 and July 3, 2015, Jiarun entered into several lease agreements to lease medical equipment and elevator from three lease finance companies, which are all third parties, for three to five year periods, in which Jiarun is required to make monthly or quarterly payments toward the leases. The Company was also required to pay deposits up front, which deposits will later be used to offset against the last quarterly payment. The medical equipment and elevator will be transferred to Jiarun upon the completion of the agreement.

These leases have been classified as capital leases. The cost of the medical equipment included in these leases is included in the consolidated balance sheets as property and equipment and construction in progress.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases (Continued)

The future minimum lease payments for annual capital lease obligation as of September 30, 2015 are as follows:

Year	Amounts (Unaudited)
2015	$142,207
2016	1,699,390
2017	1,645,510
Thereafter	15,542,429
Total	$19,029,536

The Company recorded finance lease fees of $893,883 and $661,186 for the nine months ended September 30, 2015 and 2014, and $325,062 and $164,567 for the three months ended September 30, 2015 and 2014, respectively.

NOTE 9. Short-term Bank Loans

	September 30	December 31
	2015	2014
	(Unaudited)
Short- term bank loans	$455,703	$471,277

As of September 30, 2015, the above bank loans were for working capital and capital expenditure purposes. The loans were primarily obtained from Harbin Bank with interest rate of 7.84% per annum, from December 2, 2014 to December 1, 2015. The interest expenses were $28,030 and nil for the nine months ended September 30, 2015 and 2014, respectively, and $9,265 and $nil for the three months ended September 30, 2015 and 2014, respectively.

NOTE 10. Non-controlling Interests

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds 70% interest of Jiarun as of September 30, 2015 and December 31, 2014.

As of September 30, 2015 and December 31, 2014, NCI in the consolidated balance sheet was $3,442,342 and $2,996,434, respectively. For the nine months ended September 30, 2015, the comprehensive income attributable to shareholders’ equity and NCI is $923,489 and $445,908 respectively. For the nine months ended September 30, 2014, the comprehensive income attributable to shareholders’ equity and NCIs is $521,453 and $262,600, respectively. For the three months ended September 30, 2015, the comprehensive income attributable to shareholders’ equity and NCI is $207,614 and $118,274 respectively. For the three months ended September 30, 2014, the comprehensive income attributable to shareholders’ equity and NCIs is $164,690 and $75,255, respectively.

NOTE 11. Revenue

The Company’s revenue consists of medicine sales and patient care revenue.

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$2,980,213	$1,885,582
Chinese medicine	710,009	263,419
Herbal medicine	100,331	51,600
Total medicine	$3,790,553	$2,200,601

Patient services:
Medical consulting	$2,117,967	$884,928
Medical treatment	2,131,441	1,287,898
Others	26,876	58,981
Total patient services	$4,276,284	$2,231,807

	$8,066,837	$4,432,408

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 11. Revenue (Continued)

	Three Months Ended September 30
	2015	2014
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	1,089,956	540,362
Chinese medicine	263,576	96,470
Herbal medicine	35,329	14,388
Total medicine	1,388,861	651,220

Patient services
Medical consulting	802,512	278,858
Medical treatment	728,002	404,799
Others	8,525	31,157
Total patient services	1,539,039	714,814

	2,927,900	1,366,034

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

PRC

Jiarun’s medical services have been exempt from enterprise income tax since March 1, 2006, which has been approved by the Local Taxation Bureau.

Jiarun was incorporated in accordance with the law of medical and health institutions, mainly provide medical services, with the “PRC Business Tax Tentative Regulations” Article 8 (3) medical service income tax-free provisions (hospital, clinics and other medical institutions to provide medical services shall be exempt from business tax). The Company’s medical services have been exempted from business tax since March 1, 2006.

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $1,699 and $2,156 for the nine months ended September 30, 2015 and 2014, respectively to support the local tax bureau’s economical obligations.

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

As of September 30, 2015 and December 31, 2014, the Company has an accounts payable balance due to Heilongjiang Dahua Medicine Wholesale Co., Ltd owned by Junsheng Zhang, for the amount of $18,686 and $94,680, respectively.

During the nine months ended September 30, 2015 and 2014, the Company purchased from Heilongjiang Dahua Medicine Wholesale Co., Ltd for $441,509 and $ $256,327 respectively. During the three months ended September 30, 2015 and 2014, the Company had purchased from Heilongjiang Dahua Medicine Wholesale Co., Ltd for $208,540 and $103,448, respectively.

As of September 30, 2015 and December 31, 2014, the Company has a balance due to Harbin Jiarun Pharmacy Co., Limited owned by Junsheng Zhang, of $18,752 and $86,812, respectively.

During the nine months ended September 30, 2015 and 2014, the Company purchased from Harbin Jiarun Pharmacy Co., Limited for $216,574 and $165,507, respectively. During the three months ended September 30, 2015 and 2014, the Company purchased from Harbin Jiarun Pharmacy Co., Limited for $48,295 and $50,068, respectively.

As of September 30, 2015 and December 31, 2014, the Company has a balance due to Heilongjiang Province Runjia Medical Equipment Company Limited owned by Junsheng Zhang of $9,792 and $107,987, respectively.

During the Nine months ended September 30, 2015 and 2014, the Company had purchased from Heilongjiang Province Runjia Medical Equipment Company Limited for $95,559 and $27,609, respectively. During the three months ended September 30, 2015 and 2014, the Company had purchased from Heilongjiang Province Runjia Medical Equipment Company Limited for $36,651 and $9,456, respectively.

As of September 30, 2015 and December 31, 2014, the Company has a balance due to Jiarun Super Market Co., Ltd owned by Junsheng Zhang of $nil and $877,549.

As of September 30, 2015 and December 31, 2014, the Company has a balance due to Harbin Qi-run pharmacy limited owned by Junsheng Zhang of $3,866 and $130,007.

During the nine months ended September 30, 2015 and 2014, the Company had purchased from Harbin Qi-run pharmacy limited for $30,498 and $Nil, respectively. During the three months ended September 30, 2015 and 2014, the Company had purchased from Harbin Qi-run pharmacy limited for $2,039 and $Nil, respectively.

The Company has a total balance due to related parties of $51,096 and $1,297,036 as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015 and December 31, 2014, the Company has a balance due to Junsheng Zhang for the amount of $5,162 and $3,162.

As of September 30, 2015 and December 31 2014, the shareholder of JHCL owed the company $50,000 and $50,000 for paid-in capital respectively.

On June 5, 2013, Jiarun entered into a Lease Agreement to lease new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of September 30, 2015 and December 31, 2014, Harbin Baiyi Real Estate Development Co., Ltd received decoration fee paid in advance from the Company in the total amount of $29,539 and $135,391, respectively. As of September 30, 2015 and December 31, 2014, the company has balance of deposits for capital leases of $471,416 and $487,527 respectively. As of September 30, 2015 and December 31, 2014, the company has balance of Capital lease obligations of $14,027,485 and $14,927,776 respectively.

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

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$1,082,845	$535,838
Denominator:
Basic and diluted weighted-average number of shares outstanding	13,830,915	13,459,526
Net income per share:

Basic and diluted	$0.0783	$0.0398

 NOTE 15. Contingencies and Commitment

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of September 30, 2015 and December 31, 2014.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of September 30, 2015 and December 31, 2014.

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

On November 20, 2013, Junsheng Zhang, the officer of Jiarun Hospital established JRSIS HEALTH CARE CORPORATION, a Florida corporation (“JHCC” or the “Company”). On February 25, 2013, the officer of Jiarun Hospital established JRSIS HEALTH CARE LIMITED (“JHCL”), a wholly owned subsidiary of the Company, and On September 17, 2012, the officer of Jiarun Hospital established Runteng Medical Group Co., Ltd (“Runteng”), a wholly owned subsidiary of JHCL. Runteng, a Hong Kong registered Investment Company, holds a seventy percent (70%) ownership interest in Harbin Jiarun Hospital Company Ltd, a Heilongjiang registered company.

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

Critical Accounting Policies and Management Estimates

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”).The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Jiarun’s medical services have been exempt from enterprise income tax since March 1, 2006, which has been approved by the Local Taxation Bureau.

Jiarun was incorporated in accordance with the law of medical and health institutions, mainly provide medical services, with the “PRC Business Tax Tentative Regulations” Article 8 (3) medical service income tax-free provisions (hospital, clinics and other medical institutions to provide medical services shall be exempt from business tax). The Company’s medical services have been exempted from business tax since March 1, 2006.

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $1,699 and $2,156 for the nine months ended September 30, 2015 and 2014, respectively to support the local tax bureau’s economical obligations.

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

Foreign currency transactions and translations

JHCC and JHCL’s functional currency is the United States dollar (“US$”). Runteng’s functional currency is the Hong Kong dollar (“HK$”). The functional currency of Jiarun is the Renminbi (“RMB”).

The Company’s reporting currency is US$. Assets and liabilities of Runteng and Jiarun are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income.

Results of Operations for Three Months Ended September 30, 2015 and 2014

The following table shows key components of the results of operations during three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change
	2015	2014	$	%

Revenue:
Medicine	$1,388,861	$651,220	$737,641	113%
Patient services	1,539,039	714,814	824,225	115%
Total revenue	2,927,900	1,366,034	1,561,866	114%
Operating costs and expenses:
Cost of medicine sold	836,741	392,506	444,235	113%
Medical consumables	239,678	124,778	114,900	92%
Salaries and benefits	491,110	307,238	183,872	60%
Office supplies	136,260	29,156	107,104	367%
Vehicle expenses	9,193	5,420	3,773	70%
Utilities expenses	62,851	11,776	51,075	434%
Rentals and leases	-	41,622	(41,622)	(100)%
Advertising and promotion expenses	-	115	(115)	(100)%
Interest expense	316,151	165,867	150,284	91%
Professional fee	4,929	10,875	(5,946)	(55)%
Depreciation	230,606	37,793	192,813	510%
Total operating costs and expenses	2,327,519	1,127,146	1,200,373	106%
Earnings from operations before other income and income taxes	600,381	238,888	361,493	151%
Other (expenses) income	(3,392)	3	(3,395)	(113167)%
Earnings from operations before income taxes	596,989	238,891	358,098	150%
Income tax	925	710	215	30%
Net income	596,064	238,181	357,883	150%
Less: net income attributable to non-controlling interests	199,293	74,816	124,477	166%
Net income attributable to the Company	$396,771	$163,365	$233,406	143%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(81,019)	439	(81,458)	(18555)%
Foreign currency translation adjustment attributable to the Company	(189,157)	1,325	(190,482)	(14376)%
Comprehensive income	$325,888	$239,945	$85,943	36%

Revenue

Operating revenue for the three months ended September 30, 2015, which resulted primarily from medicine revenue and patient services revenue, was $2,927,900, an increase of 114% as compared with the operating revenue of $1,366,034 for the three months ended September 30, 2014. The increase was primarily a result of the number of treated inpatients growing to 2,568 patients, about 1,430 more than the 1,138 patients treated in three months ended September 30, 2014. In December 2014, the hospital moved into the new hospital building whose capacity are 650 beds, 500 beds more than the 150 beds before.

Costs and Expenses

Total costs and expenses were $2,327,519 for the three months ended September 30, 2015, an increase of $1,200,373 or 106% as compared to $1,127,146 for the same period of 2014. This increase was primarily due to significant increase of cost of medicine sold of $444,235, utilities expenses of $51,075, office supplies of $107,104, medical consumables of $114,900, salaries and benefits of $183,872 and depreciation of $192,813.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $836,741 for the three months ended September 30, 2015, an increase of $444,235 or 113% as compared to $392,506 for the same period of 2014. This increase was primarily due to significant increases in cost of Western medicine and Chinese medicine of $436,768. For the three months ended September 30, 2015, the cost of Western medicine and Chinese medicine were $823,243, as compared to $386,475 for the same period of 2014.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $239,678 for the three months ended September 30, 2015, an increase of $114,900 or 92% as compared to $124,778 for the same period of 2014. The increase was mainly a result of increase in materials expenses of $56,578, increase in medical film expenses of $22,522, and increase in test reagent expense of $36,487.

Utilities expenses

Utilities expenses mainly consist of charges for water and electricity and heating fee. Total utilities expenses was $62,851 for the three months ended September 30, 2015, an increase of $51,075 or 434% as compared to $11,776 for the same period of 2014. The Utilities expenses were mainly a result of increase in charges for water and electricity of $53,474.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $491,110 for the three months ended September 30, 2015, an increase of $183,872 or 60% as compared to $307,208 for the same period of 2014. The increase was mainly a result of increase in salaries expenses of $168,099 and increase in social insurance expenses of $15,780.

Income Taxes

Enterprise income tax is defined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

Jiarun’s medical services have been exempt from enterprise income tax since March 1, 2006, which has been approved by the Local Taxation Bureau.

Jiarun was incorporated in accordance with the law of medical and health institutions mainly provide medical services, with the “PRC Business Tax Tentative Regulations” Article 8 (3) medical service income tax-free provisions (hospital, clinics and other medical institutions to provide medical services shall be exempt from business tax). The Company’s medical services have been exempted from business tax since March 1, 2006.

In considering the achievements of the hospital, they could not have been reached without the support of local authorities, Jiarun hospital has voluntarily paid income tax voluntary of $925 and $710 for the three months ended September 30, 2015 and 2014, respectively to support the local tax bureau’s economical obligations.

Income from Operations and Net income

Income from Operations was $600,381 for the three months ended September 30, 2015, as compared with operating income of $238,888 for the three months ended September 30, 2014. The Company’s net income for the three months ended September 30, 2015 was $596,064 representing an increase of $357,883 or 150%, over $238,181 for the three months ended September 30, 2014. The increases in income from operations and net income for the three months ended September 30, 2015 were primarily due to aforementioned changes in operating revenue and operating expenses.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

The following table shows key components of the results of operations during nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Change
	2015	2014	$	%

Revenue:
Medicine	$3,790,553	$2,200,601	$1,589,952	72%
Patient services	4,276,284	2,231,807	2,044,477	92%
Total revenue	8,066,837	4,432,408	3,634,429	82%
Operating costs and expenses:
Cost of medicine sold	2,325,239	1,296,135	1,029,104	79%
Medical consumables	558,089	340,418	217,671	64%
Salaries and benefits	1,313,726	852,373	461,353	54%
Office supplies	236,950	79,427	157,523	198%
Vehicle expenses	24,605	25,992	(1,387)	(5)%
Utilities expenses	354,609	50,146	304,463	607%
Rentals and leases	-	125,795	(125,795)	(100)%
Advertising and promotion expenses	-	2,650	(2,650)	(100)%
Interest expense	903,737	664,996	238,741	36%
Professional fee	129,948	90,577	39,371	43%
Depreciation	629,927	108,284	521,643	482%
Total operating costs and expenses	6,476,830	3,636,793	2,840,037	78%
Earnings from operations before other income and income taxes	1,590,007	795,615	794,392	100%
Other income	9,201	11,762	(2,561)	(22)%
Earnings from operations before income taxes	1,599,208	807,377	791,831	98%
Income tax	1,699	2,156	(457)	(21)%
Net income	1,597,509	805,221	792,288	98%
Less: net income attributable to non-controlling interests	514,664	269,383	245,281	91%
Net income attributable to the Company	$1,082,845	$535,838	$547,007	102%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(68,756)	(6,783)	(61,973)	914%
Foreign currency translation adjustment attributable to the Company	(159,356)	(14,385)	(144,971)	1008%
Comprehensive income	$1,369,397	$784,053	$585,344	75%

Revenue

Operating revenue for the nine months ended September 30, 2015, which resulted primarily from medicine revenue and patient services revenue, was $8,066,837 and increase of 82% as compared with the operating revenue of $4,432,408 for the nine months ended September 30, 2014. The increase was primarily a result of the number of treated inpatients growing to 7,328 patients, about more than the 2,318 patients treated in nine months ended September 30, 2014. In December 2014, the hospital moved into the new hospital building whose capacity is 650 beds, 500 beds more than the 150 beds before.

Costs and Expenses

Total costs and expenses were $6,476,830 for the nine months ended September 30, 2015, an increase of $2,840,037 or 78% as compared to $3,636,793 for the same period of 2014. This increase was primarily due to significant increases in salaries and benefits of $461,353, and increases in cost of medicine supplies of approximately $1,029,104, and increase in medical consumables of $217,671, utilities expenses of $304,463, office supplies of $157,523, interest expense of $238,741 and depreciation of $521,643.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $2,325,239 for the nine months ended September 30, 2015, an increase of $1,029,104 or 79% as compared to $1,296,135 for the same period of 2014. This increase was primarily due to significant increases in cost of Western medicine and Chinese medicine of $1,011,692. For the nine months ended September 30, 2015, the cost of Western medicine and Chinese medicine were $2,286,693, as compared to $1,275,001 for the same period of 2014.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $558,089 for the nine months ended September 30, 2015, an increase of $217,671 or 64% as compared to $340,418 for the same period of 2014. The increase was mainly a result of increase in materials expenses of $107,333 and increase in medical film expenses of $40,236, and increase in test reagent expense of $63,352.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $1,313,726 for the nine months ended September 30, 2015, an increase of $461,353 or 54% as compared to $852,373 for the same period of 2014. The increase was mainly a result of increase in salaries expenses of $413,400 and increase in social insurance expenses of $47,957.

Utilities expenses

Utilities expenses mainly consist of charges for water and electricity and heating fee. Total Utilities expenses was $354,609 for the nine months ended September 30, 2015, an increase of $304,463 or 607% as compared to $50,146 for the same period of 2014. The Utilities expenses were mainly a result of heating fee of $171,860 and increase in charges for water and electricity and heating fee of $136,096.

Income Taxes

Enterprise income tax is defined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

Jiarun’s medical services have been exempt from enterprise income tax since March 1, 2006, which has been approved by the Local Taxation Bureau.

Jiarun was incorporated in accordance with the law of medical and health institutions mainly provide medical services, with the “PRC Business Tax Tentative Regulations” Article 8 (3) medical service income tax-free provisions (hospital, clinics and other medical institutions to provide medical services shall be exempt from business tax). The Company’s medical services have been exempted from business tax since March 1, 2006.

In considering the achievements of the hospital, they could not have been reached without the support of local authorities, Jiarun hospital has voluntarily paid income tax voluntary of $1,699 and $2,156 for the nine months ended September 30, 2015 and 2014, respectively to support the local tax bureau’s economical obligations.

Income from Operations and Net income

Income from Operations was $1,590,007 for the nine months ended September 30, 2015, as compared with operating income of $795,615 for the nine months ended September 30, 2014. The Company’s net income for the nine months ended September 30, 2015 was $1,597,509 representing an increase of $792,288 or 98%, over $805,221 for the nine months ended September 30, 2014. The increases in income from operations and net income for the nine months ended September 30, 2015 were primarily due to aforementioned changes in operating revenue and operating expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared for the company to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of September 30, 2015, the Company had $471,680 of cash and cash equivalents.

We are presently able to meet our obligations as they come due. As of September 30, 2015, we had non-controlling interest of $3,442,342 and shareholders’ equity of $3,095,343.

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

Cash Flows and Capital Resources

We believe that we will generate cash flow from our business, which, along with our available cash, will provide sufficient liquidity and financial flexibility. Our cash flows are summarized below:

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	1,427,860	1,240,985
Net cash used in investing activities	(3,141,645)	(2,857,104)
Net cash provided by financing activities	986,665	2,098,346
Effect of exchange rate fluctuation on cash and cash equivalents	152,315	(2,459)
Net (increase) decrease in cash and cash equivalents	(574,805)	479,768
Cash and cash equivalents, beginning of period	1,046,485	631,288
Cash and cash equivalents, ending of period	$471,680	$1,111,056

Net Cash provided by Operating Activities

For the nine months ended September 30, 2015, we had positive cash flow from operating activities of $1,427,860, an increase of $186,875 from the same period of 2014, during which we had cash flow from operating activities of $1,240,985. The net income for the nine months ended September 30, 2015 increased by $792,288 as compared to the nine months ended September 30, 2014. The increase in net cash used in operating activities was mainly as a result of the decrease of a due to related parties items totaling $1,117,401, which was due to the increase in repayment to related parties.

 Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $3,141,645, compared to net cash used in investing activities of $2,857,104 for the nine months ended September 30, 2014. The cash used in investing activities for the nine months ended September 30, 2015 was mainly used for the purchase of medical equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $986,665, as compared to net cash provided by financing activities of $2,098,346 for the nine months ended September 30, 2014. The cash provided by financing activities for the nine months ended September 30, 2015 was mainly provided by proceeds from shareholders of $178,048 and proceeds from finance lease $3,849,970.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, may change the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether such changes will ever be implemented or when they may take effect.

In December 2014, our operations moved into the new building. We have finished most of the decoration of the new building, part of the expansion of medical facilities and purchases of new medical equipment. The hospital will need more medical facilities to update the medical equipment and acquire one pharmaceuticals wholesale and one medicine retail company. The new hospital building is being constructed by Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The building was leased from the related party by financial leasing, the price of leasing agreement referred to the local market price and audited by the auditor. The Leasing terms consist of 30 payments. Each payment will be made on an annual basis when 7 million RMB per payment will be paid upfront for each leasing period. The first payment was made on September 1st, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the leasee to pay 3 million RMB as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the Leasee (Jiarun hospital). Up to September 30, 2015, we had paid approximately $485,476 for the construction of the new hospital. We borrowed the funds from our related company and banks. In addition to what we had paid for the new hospital building construction, we estimate the additional costs to complete the project and more medical facilities to update the medical equipment.

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

ITEM 2.                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or issue any shares of unregistered securities during the three month period ended September 30, 2015.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

Lihua. Sun
/s/ Lihua. Sun	Chief Executive Officer	November 16, 2015

Xuewei. Zhang
/s/ Xuewei. Zhang	Chief Financial Officer	November 16, 2015

