Form 10-K
period 2015-12-31
JRSIS HEALTH CARE Corp
filed 2016-03-29
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

(Mark One)

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-194359

JRSIS HEALTH CARE CORPORATION

(Exact name of registrant as specified in its charter)

Florida	46-4562047
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule405 of the Securities Act. ☐ Yes No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes          ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 29, 2016, there were 13,915,000 shares of the registrant’s common stock outstanding.

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

Item 1.            Business

History

Harbin Jiarun Hospital Company Limited (“Jiarun Hospital”) was established in Harbin in the Province of Heilongjiang of the People’s Republic of China (“PRC”) by the owner Junsheng Zhang on February 17, 2006.

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

As is common in China, we generate revenues from providing both patients services and the sale of medicine, these two areas respectively making up 54% and 46% of the total revenues for the year ended December 31, 2015, 51% and 49% of the total revenues for the year ended December 31, 2014.

We generate revenues from medicine revenue and patient services:

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

For the recent two years, the company’s revenue has been growing at a compound rate of approximately 65% annually, we have secured a new, much larger location to allow for our fast organic growth. Our operations moved into the new building in December of 2014.

The hospital building, which put into use in December 2014, is being constructed by Harbin Baiyi Real Estate Development Co., Ltd (“the Leasor”), which is owned by Junsheng Zhang, a related party. The Company was leased from the Leasor by financial leasing, the price of leasing agreement referred to the local market price and audited by the auditor. The Leasing terms consist of 30 payments. Each payment will be made on an annual basis when RMB7,000,000 per payment will be paid upfront for each leasing period. The first payment was made on September 1st, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the leasee to pay 3 million RMB as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to Jiarun.

After our operating move into the new hospital building in December 2014, JHCC has established an Intensive Care Unit and a Hemodialysis Center department.

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

Company	Content of cooperation
Shanghai Weidi Biological Technology Co., Ltd.	Supplier of Medical Supplies
Harbin Haotian Century Economic and Trade Co., Ltd.	Supplier of Medical Equipment
Heilongjiang Dahua Pharmaceutical Co., Ltd.	Supplier of Medical
Shenyang MuXiang trading Co., Ltd.	Supplier of Medical Equipment
Harbin GuangSheng Commerce Co., Ltd.	Supplier of Medical Equipment
Anguo Linshi Medicinal Material Co., Ltd.	Supplier of Chinese Herbal Medicine
Heilongjiang CMEC International Trading Co., Ltd.	Supplier of Medical Equipment
Changchun Shenglian Medical Equipment Co., Ltd.	Supplier of Medical reagent
Harbin Jiarun Pharmacy Co., Ltd.	Supplier of Medical
Harbin Shengtai Pharmaceutical Co., Ltd.	Supplier of Chinese Herbal Medicine
Harbin Zhengda Longxiang Pharmaceutical Co., Ltd.	Supplier of Medical
Heilongjiang HongShengyuan Commerce Co., Ltd.	Supplier of Medical Equipment
Changchun Kangweida Medical Technology Co., Ltd.	Supplier of Medical reagent
Sinopharm Heilongjiang Co., Ltd.	Supplier of Medical
Harbin Pharmaceutical Group	Supplier of Medical
YuanDong HongXin International Leasing Co., Ltd.	Financial Lease of Medical Equipment
Haier Financing lease Co., Ltd.	Financial Lease of Medical Equipment
Heilongjiang RunJia Medical Equipment Co., Ltd.	Supplier of Medical Equipment
Shandong YaHua Electronic Co., Ltd.	Supplier of Medical Equipment

Competition

We compete with two government-owned hospitals in the city of Harbin. We believe that we will be able to effectively compete with them because we:

●	Extensive marketing tactics will reach a large segment of customers

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

Marketing

To increase our visibility, in April 2014, Jiarun purchased a clinicar. This mobile clinic will promote the business by providing free clinical services in Jiarun Hospital’s local community. With the new hospital building in use, Jiarun is able to further improve its healthcare services ability and expand its service coverage area to additional communities and towns. We also planning to send out our experts and medical team to communities to provide free public services including consultation and medical services to attract customers.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $2,604 and $2,157 for the years ended December 31, 2015 and 2014, respectively to the local tax bureau.

Employees

As of December 31, 2015, we have 423 employees, consisting of 139 licensed doctors and 23 surgeons and 3 dentist, 32 drug management staff, 183 nurses, supported by 43 non-medical employees. None of our employees are represented by a labor union or similar collective bargaining organization.

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

Any projections are based on certain assumptions which could prove to inaccurate and which would be subject to future conditions, which may be beyond our control, such as general industry conditions. We may experience unanticipated costs, or anticipated revenues may not materialize, resulting in lower operating results than forecasted. We cannot assure that the results illustrated in any financial projections will in fact be realized by us. Any financial projections would be prepared by our management and would not be examined or compiled by independent certified public accountants. Counsel to us has had no participation in the preparation or review of any financial projections prepared by us. Accordingly, neither the independent certified public accountants nor our counsel would be able to provide any level of assurance on them. We cannot assure that we will be able to raise capital in this placement of common stock, or that we will have sufficient capital to expand our business operations. We cannot assure that we could obtain additional financing or capital from any source, or that such financing or capital would be available to us on terms acceptable to us.

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

SAFE has promulgated several regulations, including Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Over sea Special Purpose Vehicles, or "Circular No. 75," issued on October 21, 2005 and effective as of November 1, 2005 and certain implementation rules issued in recent years, requiring registrations with, and approvals from, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities. These regulations apply to our shareholders and beneficial owners who are PRC residents, and may affect any offshore acquisitions that we make in the future.

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

We are a holding company and of our operations are entirely conducted in the PRC. In addition, all of our revenues are currently generated from sales in the PRC. Although the PRC economy has grown at a remarkable pace in recent years, we cannot assure you that such growth will continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and have a materially adverse effect on our business.

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

We conduct our business in Renminbi (“RMB”), thus our functional currency is the RMB, while our reporting currency is the U.S. dollar. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, the political situation as well as economic policies and conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under that policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximate 21% appreciation of the RMB against the U.S. dollar between 2005 and 2008. However, the PRC government decided to repeg the RMB to U.S. dollars in response to the financial crisis in 2008. On June 19, 2010, China ended the pegging of the RMB to the U.S. dollar, allowing for a greater flexibility of its exchange rate. There remains significant international pressure on the significant appreciation of the RMB against the U.S. dollar. To the extent any of our future revenues are denominated in currencies other than the United States dollar, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

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

The percentage ownership information shown in the table below is calculated based on 13,915,000 shares of our common stock issued and outstanding as of December 31, 2015. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

		Amount and Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Junsheng Zhang	11,160,000	80.2%
	President, Chairman of the board.	Direct
Common Stock	Sujuan Peng	252,000	1.81%
		Direct
Common Stock	Yanhua Xing	588,000	4.23%
		Direct
	All Officers and Directors as a Group	12,000,000	86.24%

As a result, our executive officers, directors and affiliated persons will have significant influence to:

·	Elect or defeat the election of our directors;

·	Amend or prevent amendment of our articles of incorporation or bylaws;

·	Effect or prevent a merger, sale of assets or other corporate transaction; and

·	Affect tome of any other matter submitted to the stockholders for vote.

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

We are authorized to issue up to 100,000,000 shares of common stock, of which 13,915,000 shares are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

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

Item 4.            Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are currently listed for trading on the OTC Bulletin Board. On October 23, 2015 the FINRA cleared the shares of JRSIS Health Care Corporation’s common stock to commence trading on the OTC Bulletin Board under the symbol “JRSS.” and approved for DTC Eligibility on December 21, 2015.

Holders of Securities

As of March 29, 2016, we had 101recorded shareholders and 13,915,000 outstanding shares of common stock, par value $0.001. We have 1,589,000 plus the 326,000 shares registered pursuant to the S-1, which of our outstanding shares are eligible for sale pursuant to Rule 144.

In general, under Rule 144 as currently in effect, a person who is not one of our officers, directors, or principal shareholders, and who has owned their shares for at least six months, may sell their shares without limitation in the public market.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on its common stock and we do not believe that there are any that are likely to do so in the future.

Recent Sales of Unregistered Securities

The following sets forth information regarding all sales of our unregistered securities since our inception on November 20, 2013. All of these shares were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates issued in such transactions and there were no investors who are citizens or residents of the United States.. We relied on information from purchasers that they were accredited investors and/or such investors were provided adequate information and were otherwise determined to be suitable. In all cases, there was no public solicitation. The issuances of the securities described below were affected without the involvement of underwriters.

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

Junsheng Zhang	11,160,000 shares
Yanhua Xing	588,000 shares
Weiguang Song*	252,000 shares

*Note: On November 25, 2015, Weiguang Song transferred all 252,000 shares to Sujuan Peng. As of March 29, 2016, Sujuan Peng is holding 252,000 shares.

In the year of 2014 and 2015, we issued the following shares of unregistered securities in transactions not involving a private offering to the following 98 foreign investors pursuant to an exemption from registration under Section 4(2) of the Securities Act, or Regulation S promulgated thereunder.

Shareholder	Shares Purchased	Consideration Paid	Date of Purchase
Liping Tang	64,000	36,640	23-Jan-14
Jun Li	14,000	8,015	23-Jan-14
Wenyan Li	10,000	5,725	23-Jan-14
Fangqi Ding	14,000	8,015	23-Jan-14
Fangwei Ding	14,000	8,015	23-Jan-14
Yaohua Jiang	70,000	40,075	23-Jan-14
Xifeng Zhao	10,000	5,725	23-Jan-14
Zhongqiang Wang	20,000	11,450	23-Jan-14
Chenghua Sun	2,000	1,145	23-Jan-14
Xiaohui Sun	2,000	1,145	23-Jan-14
Ying Tang	2,000	1,145	23-Jan-14
Guozhi Wang	2,000	1,145	23-Jan-14
Liru Zhao	4,000	2,290	23-Jan-14
Jie Yang	4,000	2,290	23-Jan-14
Liqing Li	4,000	2,290	23-Jan-14
Aihua Chu	6,000	3,435	23-Jan-14
Lidong Sun	2,000	1,145	23-Jan-14
Ying Jiang	2,000	1,145	23-Jan-14
ShujuanZhong	10,000	5,725	23-Jan-14
XuemeiBao	6,000	3,435	23-Jan-14
Daiying Wu	4,000	2,290	23-Jan-14
Bo Zhang	4,000	2,290	23-Jan-14
Dan Yang	4,000	2,290	23-Jan-14
Chunling Jing	8,000	4,580	23-Jan-14
Caihong Feng	4,000	2,290	23-Jan-14
Yong Qi	4,000	2,290	23-Jan-14
ShichunZong	4,000	2,290	23-Jan-14
Li Wang	12,000	6,870	23-Jan-14
Wenshui Zhao	40,000	22,900	23-Jan-14
Yongquan Li	20,000	11,450	23-Jan-14
Yanyan Sheng	4,000	2,290	23-Jan-14
Jie Liu	6,000	3,435	23-Jan-14
Yinghong Zhao	2,000	1,145	23-Jan-14
HaiyanXu	2,000	1,145	23-Jan-14
JingboXue	10,000	5,725	23-Jan-14
Guifeng Wang	4,000	2,290	23-Jan-14
Minghui Ouyang	4,000	2,290	23-Jan-14
Fangfang Dong	4,000	2,290	23-Jan-14
ZhennanGao	4,000	2,290	23-Jan-14
Weinan Li	2,000	1,145	23-Jan-14
Dongmei Wu	2,000	1,145	23-Jan-14
Hongxu Zhang	8,000	4,580	23-Jan-14
Zhongjie Chen	2,000	1,145	23-Jan-14
Xingming Li	2,000	1,145	23-Jan-14
Zhaojun Li	10,000	5,725	23-Jan-14
Hang Ma	2,000	1,145	23-Jan-14
Gang Han	50,000	28,625	23-Jan-14
Zhiwei Zhou	50,000	28,625	23-Jan-14
JianghuaRen	20,000	11,450	23-Jan-14
Yigang Jiang	4,000	2,290	23-Jan-14
QingliMeng	10,000	5,725	23-Jan-14
YongfengGuo	250,000	143,125	23-Jan-14
Dan Huang	60,000	34,350	23-Jan-14
Lanying Zhang	40,000	22,900	23-Jan-14
Chongqing Wang	20,000	11,450	23-Jan-14
PinxiaJin	100,000	57,250	23-Jan-14
Lihong Xing	20,000	11,450	23-Jan-14
Shanchuan Ma	20,000	11,450	23-Jan-14
Xin Yuan	30,000	17,175	23-Jan-14
Chunjuan Wu	4,000	2,290	23-Jan-14
Xuelian Kong	2,000	1,145	23-Jan-14
Jing Yu	4,000	2,290	23-Jan-14
JianboSha	8,000	4,580	23-Jan-14
Yonggang Hu	10,000	5,725	23-Jan-14
Ding Li	40,000	22,900	23-Jan-14
Li Chen	40,000	22,900	23-Jan-14
YongqiangBai	100,000	57,250	23-Jan-14
Xinhua Zhang	100,000	57,250	23-Jan-14
Xiuyun Chen	6,000	3,435	23-Jan-14
Fangbing Mu	20,000	11,450	23-Jan-14
Xinli Sun	20,000	11,450	23-Jan-14
Wenlei Wu	20,000	11,450	23-Jan-14
Haoyuan Zhang	6,000	3,435	23-Jan-14
Xiying Ma	3,000	1,718	23-Jan-14
Hongying Zeng	2,000	1,145	23-Jan-14
Pinggao Hu	30,000	17,175	23-Jan-14
Na Li	2,000	1,145	23-Jan-14
JieZou	10,000	5,725	23-Jan-14
Jisheng Yang	4,000	2,290	23-Jan-14
Xiaowei Chen	6,000	3,435	23-Jan-14
WU YUBEN	10,000	5,725	23-Jan-14
Guoping Song	20,000	11,450	23-Jan-14
HU YANGMEI	10,000	5,725	23-Jan-14
Zezeng Yu	2,000	1,145	23-Jan-14
XING YANHUI	2,000	1,145	23-Jan-14
QiyongLan	15,000	8,588	08-Dec-14
Wu Yueqi	14,000	8,015	09-Jan-15
Chuanwei Yin	20,000	11,450	21-Jan-15
JianjunJia	10,000	5,725	26-Jan-15
Youli Guan	20,000	11,450	02-Feb-15
Liqi Lu	40,000	22,900	02-Feb-15
Zhongshan Yang	40,000	22,900	02-Feb-15
Shuyu Yin	20,000	11,450	02-Feb-15
YanruHou	60,000	34,350	04-Feb-15
SU ZUQI	10,000	5,725	10-Mar-15
Shuwei Chen	5,000	2,862.5	12-Mar-15
Bo Jiang	60,000	34,350	12-Mar-15
Gang Luo	12,000	6,870	25-Mar-15
Total	1,915,000	1,096,338

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
(21)	PinxiaJin is the cousin of our Chairman of the company
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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Non-controlling interests represent the equity interest in Jiarun that is not attributable to the Company. Non-controlling interest is reported in the consolidated financial position within equity, separately from the Company’s equity and that net income or loss and comprehensive income or loss are attributable to the Company’s and the non-controlling interest.

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

Jiarun's medical sales and patient services have been exempt from enterprise income tax since March 1, 2006, which has been approved by the Local Taxation Bureau.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $2,604 and $2,157 for the years ended December 31, 2015 and 2014, respectively to support the local tax bureau's economical obligations.

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

Functional Currency and Foreign Currency Translations

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

Results of Operations for the Years Ended December 31, 2015 and 2014

The following table shows key components of the results of operations during the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,		Change
	2015	2014	$	%
Revenue:
Medicine	$5,503,971	$2,937,981	$2,565,990	87%
Patient services	6,368,432	3,041,629	3,326,803	109%
Total revenue	11,872,403	5,979,610	5,892,793	99%
Operating costs and expenses:
Cost of medicine sold	3,331,264	1,735,300	1,595,964	92%
Medical consumables	839,702	451,394	388,308	86%
Salaries and benefits	1,876,362	1,176,798	699,564	59%
Office supplies	351,353	100,998	250,355	248%
Vehicle expenses	36,013	35,348	665	2%
Utilities expenses	491,209	62,367	428,842	688%
Rentals and leases	-	153,568	(153,568)	(100)%
Advertising and promotion expenses	-	2,651	(2,651)	(100)%
Interest expense	1,244,185	1,011,476	232,709	23%
Professional fee	200,904	156,444	44,460	28%
Depreciation	871,948	175,303	696,645	397%
Total operating costs and expenses	9,242,940	5,061,647	4,181,293	83%
Earnings from operations before other income and income taxes	2,629,463	917,963	1,711,500	186%
Other income	9,321	25,299	(15,978)	(63)%
Earnings from operations before income taxes	2,638,784	943,262	1,695,522	180%
Income tax	2,604	2,157	447	21%
Net income	2,636,180	941,105	1,695,075	180%

Other comprehensive income:
Foreign currency translation adjustment	(392,923)	(14,055)	378,869	2,696%
Comprehensive income	$2,243,257	$927,050	$1,316,206	142%

Revenue

Operating revenue for the year ended December 31, 2015, which resulted primarily from medicine revenue and patient services revenue, was $11,872,403, an increase of 99% as compared with the operating revenue of $5,979,610 for the year ended December 31, 2014. The increase was primarily a result of the number of treated inpatients growing to 10,240 patients, 4,690 more than the 5,550 patients treated in the year ended December 31, 2014. In December 2014, the hospital moved into the new hospital building whose capacity are 650 beds, 500 beds more than the 150 beds before.

Costs and expenses

Total costs and expenses were $9,242,940 for the year ended December 31, 2015, an increase of $4,181,293 or 83% as compared to $5,061,647 for the same period of 2014. This increase was primarily due to significant increases in utilities expenses of $428,842, and increases in cost of medicine supplies of approximately $1,595,964, and increase in medical consumables of $388,308 and increase in office supplies of $250,355, and increase in Depreciation and amortization of 696,645 and salaries and benefits of 699,564.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $3,331,264 for the year ended December 31, 2015, an increase of $1,595,964 or 92% as compared to $1,735,300 for the same period of 2014. This increase was primarily due to significant increases in cost of Western medicine and Chinese medicine of $1,561,012. For the year ended December 31, 2015, the cost of Western medicine and Chinese medicine were $3,268,935, as compared to $1,707,923 for the same period of 2014.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $839,702 for the year ended December 31, 2015, an increase of $388,308 or 86% as compared to $451,394 for the same period of 2014. The increase was mainly a result of increase in materials expenses of $225,012 and increase in medical film expenses of $53,820, and increase in test reagent expense of $91,184.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $1,876,362 for the year ended December 31, 2015, an increase of $699,564 or 59% as compared to $1,176,798 for the same period of 2014. The increase was mainly a result of increase in salaries expenses of $631,052 and increase in social insurance expenses of $68,527.

Interest expense

Interest expense mainly consists of finance lease fees for new building and equipment. Total interest expense was $1,244,185 for the year ended December 31, 2015, an increase of $232,709 or 23% as compared to $1,011,476 for the same period of 2014. The increase was mainly a result of increase in finance lease interest for equipment of $236,442.

Office supplies

Office supplies mainly consists of office allowance, clean the health costs and amortization charge. Total office supplies were $351,353 for the year ended December 31, 2015, an increase of $250,355 or 248% as compared to $100,998 for the same period of 2014. The increase was mainly a result of increase in office allowance of $43,256, and increase in clean the health costs of $80,675, and increase in service charge of $125,210.

Utilities expenses

Utilities expenses mainly consists of heating fees and Water and electricity. Total utilities expenses were $491,209 for the year ended December 31, 2015, an increase of $428,842 or 688% as compared to $62,367 for the same period of 2014. The increase was mainly a result of increase in heating fees 239,119 and increase in water and electricity of 194,518.

Depreciation and amortization

Total Depreciation and amortization was $871,948 for the year ended December 31, 2015, an increase of $696,645 or 397% as compared to $175,303 for the same period of 2014. The increase was mainly a result of increase in depreciation of 688,844.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities, Jiarun hospital has voluntarily paid income tax voluntary of $2,604 and $2,157 for the years ended December 31, 2015 and 2014, respectively to support the local tax bureau's economical obligations.

Income from operations and net income

Income from Operations was $2,629,463 for the year ended December 31, 2015, as compared with operating income of $917,963 for the year ended December 31, 2014. The Company’s net income for the year ended December 31, 2015 was $2,636,180 representing an increase of $1,695,075 or 180%, over $941,105 for the year ended December 31, 2014. The increase of income from operations and net income for the year ended December 31, 2015 were primarily due to aforementioned changes in operating revenue and operating expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared for the Company to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of December 31, 2015, the Company had approximately $352,153 of cash and cash equivalents.

We are presently able to meet our obligations as they come due. As of December 31, 2015, we had non-controlling interest of $3,723,692 and shareholders’ equity of $3,687,853.

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

Our cash flows are summarized below:

	The Year Ended December 31,
	2015	2014
Net cash provided by operating activities	2,531,639	2,054,183
Net cash used in investing activities	(4,532,655)	(4,180,126)
Net cash provided by financing activities	1,355,318	2,537,376
Effect of exchange rate fluctuation on cash and cash equivalents	(28,634)	3,764
Net (decrease) increase in cash and cash equivalents	(694,332)	415,197
Cash and cash equivalents, beginning of period	1,046,485	631,288
Cash and cash equivalents, ending of period	$352,153	$1,046,485

Net Cash Provided by Operating Activities

For the year ended December 31, 2015, we had positive cash flow from operating activities of $2,531,639, an increase of $477,456 from the same period of 2014, during which we had cash flow from operating activities of $2,054,183. The net income for the year ended December 31, 2015 increase by $1,695,075 as compared to the year ended December 31, 2014. The increase in net cash provided by operating activities was the result of several factors, mainly including:

·An increase of accrued expenses and other current liabilities items totaling $747,319, which was mainly due to the increase of capital leases.

·An increase of due to prepayments and other current assets items totaling $470,230, which was due to the increase in payment due to related parties.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $4,532,655, compared to net cash used in investing activities of $4,180,126 for the year ended December 31, 2014. The cash used in investing activities was mainly due from the purchase of medical equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $1,335,318, as compared to net cash used in financing activities of $2,537,376 for the year ended December 31, 2014. The cash provided by financing activities for the year ended December 31, 2015 was mainly provided by proceeds from finance lease increased $3,245,528.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, may change the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether such changes will ever be implemented or when they may take effect.

In December 2014, our operations moved into the new building. We have finished most of the decoration of the new building, part of the expansion of medical facilities and purchases of new medical equipment. The hospital will need more medical facilities to update the medical equipment and acquire one pharmaceuticals wholesale and one medicine retail company. The new hospital building is being constructed by Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The building was leased from the related party by financial leasing, the price of leasing agreement referred to the local market price and audited by the auditor. The Leasing terms consist of 30 payments. Each payment will be made on an annual basis when 7 million RMB per payment will be paid upfront for each leasing period. The first payment was made on September 1st, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the leasee to pay 3 million RMB as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the Jiarun.

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

Item 8.           Financial Statements and Supplementary Data.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Stockholders of

JRSIS Health Care Corporation

We have audited the accompanying consolidated balance sheets of JRSIS Health Care Corporation and subsidiaries ("the Company") as of December 31, 2015 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of JRSIS Health Care Corporation as of December 31, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ AWC (CPA) Limited

Certified Public Accountants

Hong Kong, China

March 29, 2016

F-2

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	December 31,	December 31,
	2015	2014

Assets
Current Assets:
Cash and cash equivalents	$352,153	$1,046,485
Accounts receivable, net	2,009,469	661,665
Inventories	499,080	180,630
Other receivables	2,125	1,755
Prepayments	201,542	691,802
Amount due from related parties	1,080,236	185,391
Deferred expenses	63,034	-
Deposits for capital leases - current portion	-	92,630
Total current assets	4,207,639	2,860,358

Construction in progress
Property and equipment, net	22,447,911	20,331,864
Long term deferred expenses	252,138	-
Deposits for capital leases	828,131	677,013
Total assets	$27,735,819	$23,869,235

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$352,789	$291,097
Short-term bank loans	-	471,277
Deposits received	6,666	6,526
Amount due to related parties	97,328	1,300,198
Other payable	78,307	68,400
Payroll payable	44,376	30,808
Capital lease obligations - current portion	1,881,200	807,478
Total current liabilities	2,460,666	2,975,784

Capital lease obligations	17,863,608	15,903,211
Total liabilities	$20,324,274	$18,878,995

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 13,915,000 and 13,604,000 issued and outstanding at December 31, 2015 and 2014, respectively	13,915	13,604
Additional Paid-in capital	1,132,423	954,686
Retained earnings	2,802,184	1,011,471
Other comprehensive income	(260,669)	14,045
Total shareholders’ equity of the Company	3,687,853	1,993,806
Non-controlling interest	3,723,692	2,996,434
Total shareholders’ equity	7,411,545	4,990,240
Total liabilities and shareholders’ equity	$27,735,819	$23,869,235

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2015	2014

Revenue:
Medicine	$5,503,971	$2,937,981
Patient services	6,368,432	3,041,629
Total revenue	11,872,403	5,979,610
Operating costs and expenses:
Cost of medicine sold	3,331,264	1,735,300
Medical consumables	839,702	451,394
Salaries and benefits	1,876,362	1,176,798
Office supplies	351,353	100,998
Vehicle expenses	36,013	35,348
Utilities expenses	491,209	62,367
Rentals and leases	-	153,568
Advertising and promotion expenses	-	2,651
Interest expense	1,244,185	1,011,476
Professional fee	200,904	156,444
Depreciation	871,948	175,303
Total operating costs and expenses	9,242,940	5,061,647
Earnings from operations before other income and income taxes	2,629,463	917,963
Other income	9,321	25,299
Earnings from operations before income taxes	2,638,784	943,262
Income tax	2,604	2,157
Net income	2,636,180	941,105
Less: net income attributable to non-controlling interests	845,467	329,611
Net income attributable to the Company	$1,790,713	$611,494
Other comprehensive income:

Foreign currency translation adjustment attributable to non-controlling interests	(118,209)	(4,241)
Foreign currency translation adjustment attributable to the Company	(274,714)	(9,814)
Comprehensive income	$2,243,257	$927,050
Less: Comprehensive income attributable to non-controlling interests	727,258	325,370
Comprehensive income attributable to the Company	$1,515,999	$601,680
Basic and diluted earnings per share	$0.1293	$0.0453
Weighted average number of shares outstanding	13,850,244	13,494,129

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2013	12,000,000	$12,000	$399,977	$23,859	$38,000	$2,671,064	$3,144,900

Net income	-	-	611,494	-	-	329,611	941,105
Stock Exchange Merger & Acquisition	1,604,000	1,604	-	-	916,686	-	918,290
Foreign currency translation adjustment	-	-	-	(9,814)	-	(4,241)	(14,055)

Balance at December 31, 2014	13,604,000	$13,604	$1,011,471	$14,045	$954,686	$2,996,434	$4,990,240

Net income	-	-	1,790,713	-	-	845,467	2,636,180
Stock Exchange Merger & Acquisition	311,000	311	-	-	177,737	-	178,048
Foreign currency translation adjustment	-	-	-	(274,714)	-	(118,209)	(392,923)

Balance at December 31, 2015	13,915,000	$13,915	$2,802,184	$(260,669)	$1,132,423	$3,723,692	$7,411,545

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$2,636,180	$941,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	871,948	175,303
Interest	1,244,185	1,007,743
Gain on disposal of fixed assets	(12,370)	(15,363)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,440,617)	(392,318)
Inventories	(341,698)	(83,033)
Amount due from related parties	(939,964)	-
Prepayments and other current assets	491,212	20,982
Accounts payable	80,102	216,686
Amount due to related parties	(812,162)	178,700
Deposits received	501	(2,625)
Accrued expenses and other current liabilities	754,322	7,003
Net cash provided by operating activities	2,531,639	2,054,183

Cash Flows From Investing Activities
Purchases of fixed assets	(5,153,796)	(3,593,370)
Proceed from sales buyback (prepayment for fixed assets acquisition)	576,189	(651,816)
Proceeds from disposal of fixed assets	44,952	65,060
Net cash used in investing activities	(4,532,655)	(4,180,126)

Cash Flows From Financing Activities
Proceeds from shareholders	178,048	918,290
Payments on capital lease obligation	(2,149,439)	(1,593,231)
(Payments to) proceed from related parties	(1,099,730)	1,114,145
Short-term bank loans	(465,579)	471,682
Proceeds from finance lease	4,872,018	1,626,490
Net cash provided by financing activities	1,335,318	2,537,376

Effect of exchange rate fluctuation on cash and cash equivalents	(28,634)	3,764
Net (decrease) increase in cash and cash equivalents	(694,332)	415,197

Cash and cash equivalents, beginning of period	1,046,485	631,288
Cash and cash equivalents, ending of period	$352,153	$1,046,485

Supplemental disclosure of cash flow information
Cash paid for income taxes	(2,604)	(2,157)
Cash paid for interest	(1,244,185)	(1,007,743)
Non-cash investing and financing activities:
Purchases of fixed assets under capital lease obligations	$-	$269,765

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

Reorganization

On December 23, 2012, in accordance with the "Foreign Investment Enterprise Law" under the People’s Republic of China (“PRC”), Runteng and Jiarun entered into an agreement that Runteng and the original owner of Jiarun, Junsheng Zhang should invest a total of RMB50,000,000 ($7,936,508), in which Runteng and the original owner should contribute RMB35,000,000 ($5,555,556) or 70% and RMB15,000,000 ($2,380,952) or 30% of the total capital, respectively. According to the Joint Venture Investment Agreement, Runteng has the obligation to pay RMB35,000,000 ($5,555,556) within five years after the issuance of the joint venture business license. As of December 31, 2015, Jiarun has received $1,081,000 from Runteng.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

On July 29, 2013, the Joint Venture Investment Agreement between Runteng and Junsheng Zhang has been approved by the Development and Reform Commission of Hulan District, Harbin City and Harbin Investment Promotion Bureau. On the same date, Jiarun has obtained Certificate of Approval for Establishment of Enterprises with Investment of Taiwan, Hong Kong, Macao and Overseas Chinese in the People’s Republic of China; the Joint Venture prescribe duration of operation of Jiarun is twenty years.

On October 3, 2013, Ms. Yanhua Xing transferred 23,275 JHCL shares to Mr. Junsheng Zhang, 23,225 JHCL shares to Ms. Chunlan Tang, and 1,050 JHCL shares to Mr. Weiguang Song.

On November 8, 2013, Ms. Chunlan Tang transferred all 23,225 JHCL shares to Mr. Junsheng Zhang, subsequently making Mr. Junsheng Zhang holdings 46,500 JHCL shares.

On December 20, 2013, a share exchange agreement was entered by and among JHCC, JHCL and the shareholders of JHCL, Junsheng Zhang, Yanhua Xing and Weiguang Song. JHCC desires to issue a total of 12,000,000 shares of its Common Stock (the “JHCC Shares”) to the Shareholders of JHCC, pro rata, in exchange for 100% of the JHCL Shares owned by the Shareholders. At the Closing, the Shareholders shall allot and deliver to JHCC a total of 50,000 shares of the ordinary share of JHCL which represents 100% of the issued and outstanding shares of JHCL. JHCL shall become a wholly-owned subsidiary of JHCC, and JHCC will effectively acquire all business and assets of JHCL as now or hereafter existing, including all business and assets of any and all subsidiaries of JHCL, including 70% ownership interest in Jiarun.

On July 8, 2014, Jiarun obtained joint venture business license. Runteng has already completed cooperation restructuring. Up to completion of the legal structures, Jiarun are compliance with the Company Law of People’s Republic of China and all other requirements imposed by PRC authorities.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Non-controlling interests represent the equity interest in Jiarun that is not attributable to the Company. Non-controlling interest is reported in the consolidated financial position within equity, separately from the Company’s equity and that net income or loss and comprehensive income or loss are attributable to the Company’s and the non-controlling interest.

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

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the years ended December 31, 2015 and 2014, no customer accounted for more than 10% of net revenue. As of December 31, 2015and 2014, 1 and 1 customer accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

K.	Leases(continued)

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

There were no transfers between level 1, level 2 or level 3 measurements for the years ended December 31, 2015 and 2014.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital lease obligations also approximates carrying value as they bear interest at current market rates.

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

 JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

O.	Income taxes (continued)

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $2,604 and $2,157 for the years ended December 31, 2015 and 2014, respectively to support the local tax bureau's economical obligations.

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

Q.	Reclassification

The comparative figures have been reclassified to conform to current year presentation.

R.	Recently accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, interim and annual reporting periods after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the effect of this new standard, including the transition method, to determine the impact on the Company's consolidated financial position, results of operations, cash flows, or related disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company plans to early adopt this standard beginning with the 2016 fiscal year, but does not expect the adoption of this standard to have a material impact on the Company's consolidated financial position, results of operations, or related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), aimed at making leasing activities more transparent and comparable. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including today’s operating leases. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all entities. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. Accounts Receivable, Net

	December 31
	2015	2014
Accounts receivable	$2,035,271	$688,885
Less: allowance for doubtful debts	25,802	27,220
	$2,009,469	$661,665

The Company experienced nil bad debts during the years ended December 31, 2015 and 2014.

NOTE 4. Inventories

At December 31, 2015 and 2014, inventories consist of the following:

	December 31
	2015	2014
Western medicine	$377,989	$174,907
Chinese herbal medicine	6,590	5,723
Medical material	111,808	-
Other material	2,693	-
	$499,080	$180,630

NOTE 5. Prepayment

At December 31, 2015 and 2014, prepayment consists of the following:

	December 31
	2015	2014
Deposits on medical equipment	$38,952	$662,631
Heating fees	92,535	-
Others	70,055	29,171
	$201,542	$691,802

NOTE 6. Property and Equipment

At December 31, 2015 and 2014, property and equipment, at cost, consist of:

	December 31,
	2015	2014
Transportation equipment	$765,592	$309,099
Medical equipment	7,047,404	4,003,566
Electrical equipment	799,045	677,626
Office equipment and other	87,110	6,234
Buildings	14,958,817	15,780,963
Software	87,957	87,103
Total fixed assets at cost	23,745,925	20,864,591
Accumulated depreciation	(1,298,014)	(532,727)
Total fixed assets, net	$22,447,911	$20,331,864

Depreciation expense was $871,948 and $175,303 for the years ended December 31, 2015 and 2014, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. Long Term Deferred Expenses

On May 7, 2015, July 3, 2015 and October 16, 2015, Jiarun entered into three lease agreements to lease medical equipment from Hair Finance Leasing (China) Co., Ltd.(“Hair”), a third party, for a five-year period, in which Jiarun is required to pay consulting fee to Hair for the services provided over the five years. The consulting fee paid but attributable to the current and subsequent accounting periods was accounted for as deferred expenses and long term deferred expenses. The current portion of the prepaid consulting fee was recorded as deferred expenses $63,034 and nil as of December 31, 2015 and 2014. The long-term deferred expenses were $252,138 and nil as of December 31, 2015 and 2014.

The Company recorded consulting fee of $125,210 and $nil for the year ended December 31, 2015 and 2014, respectively.

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases

On June 5, 2013, Jiarun entered into a lease agreement to lease hospital building from Harbin Baiyi Real Estate Development Co., Ltd (“the Leasor”), which is owned by Junsheng Zhang, a related party. The Leasing terms consist of principal plus 30 payments. Each payment will be made on an annual basis when RMB7,000,000 per payment will be paid upfront for each leasing period. The first payment was made on September 1, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for Jiarun to pay RMB3,000,000 as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. In accordance to accounting principles and treatment, this payment was booked as deposit in our accounts. The Leasor shall return the premium for lease to Jiarun at expiration of this Contract, or pledge this deposit as part of rents for the last period or periods in 2043. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to Jiarun.

The leasing agreement for our hospital building contains the following provisions:

•	Rental payments of RMB7,000,000 (equivalent to $1,144,913) per year, payable at the beginning of September.

•	An option allowing the lessor to extend the lease for thirty years beyond the last renewal option exercised by the company.

•	A guarantee by the company that the lessor will realize $nil, from selling the asset at the expiration of the lease This lease is a capital lease because its term (30 years) exceeds 75% of the building’s estimated economic life. In addition, the present value ($15,185,032) of the minimum lease payments exceeds 90% of the fair value of the building ($15,721,295).

•	Accumulated annual amounts resulting from applying an interesting rate 6.55% to the balance of the lease obligation at the beginning of each year. The lease obligation is increased by the amount of the prior year’s interest, the amount of the net rental payment at the beginning of each year; and this amount represents the guaranteed residual value at the end of the lease term.

On September 1, 2014, October 22, 2014, March 26, 2015, May 7, 2015, July 3, 2015 and October 16, 2015, Jiarun entered into several lease agreements to lease medical equipment and elevator from three lease finance companies, which are all third parties, for three to five year periods, in which Jiarun is required to make monthly or quarterly payments toward the leases. The Company was also required to pay deposits up front, which deposits will later be used to offset against the last quarterly payment. The medical equipment and elevator will be transferred to Jiarun upon the completion of the agreement.

These leases have been classified as capital leases. The cost of the medical equipment included in these leases is included in the consolidated balance sheets as property and equipment and construction in progress.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases (Continued)

The future minimum lease payments for annual capital lease obligation as of December 31, 2015 are as follows:

Year	Amounts
2016	$1,881,200
2017	1,849,799
2018	1,178,922
Thereafter	14,834,887
Total	$19,744,808

The Company recorded finance lease fees of $1,217,539 and $1,007,743 for the years ended December, 2015 and 2014, respectively.

NOTE 9. Short-term Bank Loans

As of December 31, 2015 and 2014, the short-term bank loans were $ nil and $471,277, respectively. The loans were primarily obtained from Harbin Bank with interest rate of 7.84% per annum, from December 2, 2014 to December 1, 2015, for working capital and capital expenditure purposes. The interest expenses were $33,967 and $1,644 for the year ended December 31, 2015 and 2014, respectively.

NOTE 10. Non-controlling Interests

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds 70% interest of Jiarun as of December 31, 2015 and 2014.

As of December 31, 2015 and 2014, NCI in the consolidated balance sheet was $3,723,692 and $2,996,434, respectively. For the year ended December 31, 2015, the comprehensive income attributable to shareholders’ equity and NCI is $1,515,999 and $727,258 respectively. For the year ended December 31, 2014, the comprehensive income attributable to shareholders’ equity and NCIs is $601,680 and $325,370, respectively.

NOTE 11. Revenue

The Company’s revenue consists of medicine sales and patient care revenue.

	For the Year Ended December 31,
	2015	2014
Medicine:
Western medicine	$4,283,342	$2,456,201
Chinese medicine	1,057,953	414,188
Herbal medicine	162,676	67,592
Total medicine	$5,503,971	$2,937,981

Patient services:
Medical consulting	$3,223,319	$1,186,426
Medical treatment	2,982,636	1,715,698
Others	162,477	139,505
Total patient services	$6,368,432	$3,041,629

	$11,872,403	$5,979,610

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun has voluntarily paid income tax of $2,604 and $2,157for the years ended December 31, 2015 and 2014, respectively to support the local tax bureau's economical obligations.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. Related Party Transactions

The following is the list of the related parties to which the Group has transactions with:

(a) Junsheng Zhang, the Chairman of the Company

(b) Harbin Baiyi Real Estate Development Co., Ltd, owned by Junsheng Zhang

(c) Heilongjiang Dahua Medicine Wholesale Co., Ltd owned by Junsheng Zhang

(d) Harbin Jiarun Pharmacy Co., Limited owned by Junsheng Zhang

(e) Heilongjiang Province Runjia Medical Equipment Company Limited owned by Junsheng Zhang

(f) Jiarun Super Market Co., Ltd. owned by Junsheng Zhang

(g) Harbin Qi-run pharmacy limited owned by Junsheng Zhang

(h) Yanhua Xing and Weiguang Song, the former shareholder of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2015	2014
Harbin Baiyi Real Estate Development Co., Ltd,	$1,030,236	$135,391
Junsheng Zhang	46,500	46,500
Yanhua Xing	2,450	2,450
Weiguang Song	1,050	1,050
	$1,080,236	$185,391

Amount due from Harbin Baiyi Real Estate Development Co., Ltd, was mainly represented the prepayment for the decoration fee and outpatient building construction for the new outpatient building.

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to be paid.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2015	2014
Heilongjiang Dahua Medicine Wholesale Co., Ltd	$59,424	$94,680
Harbin Jiarun Pharmacy Co., Ltd	-	86,812
Heilongjiang Province Runjia Medical Equipment Co., Ltd	32,742	107,987
Jiarun Super Market Co., Ltd	-	877,549
Harbin Qi-run pharmacy Co., Ltd	-	130,008
Junsheng Zhang	5,162	3,162
	$97,328	$1,300,198

Amount due to Heilongjiang Dahua Medicine Wholesale Co., Ltd., Harbin Jiarun Pharmacy Co., Ltd. and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly for the balance for purchase of medicine and medical material from these three companies.

Amount due to Jiarun Super Market Co., Ltd and Harbin Qi-run pharmacy Co., Ltd were non-interest bearing, unsecured borrowing from the two company, the borrowings were due on demand by the lenders, which was fully repaid in 2015.

Amounts due to Junsheng Zhang represented the balance paid by Mr. Zhang for the daily operation of the company.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. Related Party Transactions (Continued)

Related parties’ transactions

Purchase of medicine and medical material from related parties consisted of the following for the periods indicated:

	For the Year ended December 31,
Name of related parties	2015	2014
Heilongjiang Dahua Medicine Wholesale Co., Ltd	$658,768	$302,793
Harbin Jiarun Pharmacy Co., Ltd	281,588	254,946
Heilongjiang Province Runjia Medical Equipment Co., Ltd	173,662	43,292
	$1,114,018	$601,031

Unsecured borrowings from related parties consisted of the following for the periods indicated:

	For the Year ended December 31,
Name of related parties	2015	2014
Heilongjiang Province Runjia Medical Equipment Co., Ltd	-	154,384
Jiarun Super Market Co., Ltd	-	877,549
Harbin Qi-run pharmacy Co., Ltd	-	130,007
	$-	$1,161,940

Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of December 31, 2015, the company has balance of deposits for capital leases and capital lease obligations of $462,129 and $13,975,067 respectively. As of December 31, 2014, the company has balance of deposits for capital leases and capital lease obligations of $487,527 and $14,927,776 respectively.

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

	December 31
	2015	2014
Numerator:
Net income available to common stockholders	$1,790,713	$611,494
Denominator:
Basic and diluted weighted-average number of shares outstanding	13,850,244	13,494,129
Net income per share:
Basic and diluted	$0.1293	$0.0453

NOTE 15. Contingencies and Commitment

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of December 31, 2015 and 2014.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of December 31, 2015 and 2014.

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

As of December 31, 2015, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

As of December 31, 2015, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

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

None.

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

Mr. Junsheng Zhang, age 49, is our President and Director. Mr. Zhang is one of the founders of JR Hospital. Founder of JR Hospital and JR Medical.

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

Ms. Lihua Sun, age 51, is our Chief Executive Officer and Director. Ms. Sun is one of the cofounder of Jiarun Hospital and has many years in the healthcare industry. She has been the former General Manager of Ankang Medicine in Hulan district and a Director of Heilongjiang Dahua Medicine Co., Ltd.

Ms. Sun does not, and has not served as an officer or director of any company required to file reports under the Securities Exchange Act of 1934.

Miss. Xuewei Zhang, age 29, is our Chief Financial Officer and Director.

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

During the fiscal year of 2015, our Board of Directors had one meeting, including meetings that were held by means of a conference telephone call, but excluding actions taken by unanimous written consent.

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

Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from the fiscal years ended 2014 and 2015, respectively.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Junsheng Zhang	2014	6,831	-	-	-	-	-	-	6,831
Chairman,	2015	6,743	-	-	-	-	-	-	6,743
Lihua Sun	2014	6,441	-	-	-	-	-	-	6,441
CEO/Director	2015	6,358	-	-	-	-	-	-	6,358

Amounts of compensation for 2015 and 2014, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

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

The percentage ownership information shown in the table below is calculated based on 13,915,000 shares of our common stock issued and outstanding as of December 31, 2015. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

		Amount and
		Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Junsheng Zhang President, Chairman of the board.	11,160,000 Direct	80.20%
Common Stock	Sujuan Peng	252,000 Direct	1.81%
Common Stock	Yanhua Xing	588,000 Direct	4.23%
	All Officers and Directors as a Group	12,000,000	86.24%

As a result, our executive officers, directors and affiliated persons will have significant influence to:

·	Elect or defeat the election of our directors;

·	Amend or prevent amendment of our articles of incorporation or bylaws;

·	Effect or prevent a merger, sale of assets or other corporate transaction; and

·	Affect the outcome of any other matter submitted to the stockholders for vote.

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

Junsheng Zhang	11,160,000 shares
Yanhua Xing	588,000 shares
Weiguang Song*	252,000 shares

*Note: On November 25, 2015, Weiguang Song transferred all 252,000 shares to Sujuan Peng. As of March 29, 2016, Sujuan Peng is holding 252,000 shares.

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

Independent Directors

None of our Board of Directors is an independent director, as such term is defined by the rules of the OTCBB Stock Exchange,

Item 14.          Principal Accounting Fees and Services.

We were billed by our former and current independent public accounting firms, Albert Wong & Co. and De Joya Griffith, LLC, for the following professional services they performed for us during the years ended December 31, 2015 and 2014 as set forth in the table below.

	Year Ended December 31,
	2015	2014
Audit fees	$133,000	$68,000
Audit-related fees	$-	$—
Tax fees	$—	$—
All other fees	$67,904	$88,444

Our Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Name	Exhibit
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of the Registrant (1)
3.3	BVI-Registration Form on November 08, 2013 (1)
3.4	Certificate of Incumbency on November 22, 2013 (1)
3.5	BVI-Registration Form on January 14, 2014 (1)
3.6	Certificate of Incumbency on January 22, 2014 (1)
3.7	20131009-COI-China Runteng Medical Group Co., Ltd (1)
5.1	Opinion and Consent of Co-Securities Counsel (1)
10.1	House Leasing Contract (1)
10.2	Financial Leasing Contract (1)
10.3	Supplier Agreement (1)
10.4	Share Exchange Agreement (1)
10.5	Agreement on Modification to Contract and Articles of Association (1)
10.6	Supplementary Description Terms for the Articles of Harbin Jiarun Hospital Co., Ltd (1)
10.7	Rent exemption Agreement (1)
10.8	The shareholder investment confirmation letter (1)
23.1	Consent of Independent Registered Public Accounting Firm (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Form of Subscription Agreement (1)
99.2	Capital Verification Report (1)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*

(1) Incorporated by reference to the same exhibit filed with our registration statement on Form S1, as amended (File No. 333-194359).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION

Date: March 29, 2016	By:	/s/ Lihua Sun
Lihua Sun
Chief Executive Officer
Principal Executive Officer

Date: March 29, 2016	By:	/s/ Xuewei Zhang
Xuewei Zhang
Chief Financial Officer
Principal Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Junsheng Zhang	President, Chairman of the Board and Director	March 29, 2016
Junsheng Zhang

/s/ Lihua Sun	Chief Executive Officer and Director	March 29, 2016
Lihua Sun

/s/ Xuewei Zhang	Chief Financial Officer and Director	March 29, 2016
Xuewei Zhang

/s/ Yanhui Xing	Director	March 29, 2016
Yanhui Xing

