Form 10-Q
period 2016-03-31
JRSIS HEALTH CARE Corp
filed 2016-05-16
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

1

2

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ended December 31, 2016.

3

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

JRSIS HEALTH CARE CORPORATION

Consolidated Balance Sheets— March 31, 2016 (Unaudited) and December 31, 2015	F-2

Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5 - 17

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$414,043	$352,153
Accounts receivable, net	2,560,632	2,009,469
Inventories	559,462	499,080
Other receivables	3,333	2,125
Prepayments	1,326,604	201,542
Amount due from related parties	1,169,758	1,080,236
Deferred expenses	59,950	63,034
Total current assets	6,093,782	4,207,639

Property and equipment, net	22,423,207	22,447,911
Long term deferred expenses	239,802	252,138
Deposits for capital leases	833,569	828,131
Total assets	$29,590,360	$27,735,819

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$480,188	$352,789
Short-term bank loan	449,658	-
Deposits received	7,882	6,666
Amount due to related parties	68,774	97,328
Other payable	27,021	78,307
Payroll payable	53,590	44,376
Capital lease obligations - current portion	1,912,800	1,881,200
Total current liabilities	2,999,913	2,460,666

Capital lease obligations	17,766,570	17,863,608
Total liabilities	$20,766,483	$20,324,274

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 13,915,000 and 13,915,000 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	13,915	13,915
Additional Paid-in capital	1,132,423	1,132,423
Retained earnings	3,742,485	2,802,184
Other comprehensive income	(230,173)	(260,669)
Total shareholders’ equity of the Company	4,658,650	3,687,853
Non-controlling interest	4,165,227	3,723,692
Total shareholders’ equity	8,823,877	7,411,545
Total liabilities and shareholders’ equity	$29,590,360	$27,735,819

See notes to consolidated financial statements

 JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenue:
Medicine	$1,925,675	$1,135,846
Patient services	2,482,956	1,291,876
Total revenue	4,408,631	2,427,722
Operating costs and expenses:
Cost of medicine sold	1,106,181	709,801
Medical consumables	389,760	145,595
Salaries and benefits	682,590	380,649
Office supplies	81,806	31,766
Vehicle expenses	9,571	7,301
Utilities expenses	146,107	191,648
Advertising and promotion expenses	43,921	-
Interest expense	343,818	289,169
Professional fee	4,423	18,462
Depreciation	240,285	193,835
Total operating costs and expenses	3,048,462	1,968,226
Earnings from operations before other income and income taxes	1,360,169	459,496
Other income	1,269	12,540
Earnings from operations before income taxes	1,361,438	472,036
Income tax	864	-
Net income	1,360,574	472,036
Less: net income attributable to non-controlling interests	420,273	147,998
Net income attributable to the Company	$940,301	$324,038
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	21,262	8,955
Foreign currency translation adjustment attributable to the Company	30,496	22,140
Comprehensive income	$1,412,332	$503,131
Less: Comprehensive income attributable to non-controlling interests	441,535	156,953
Comprehensive income attributable to the Company	$970,797	$346,178
Basic and diluted earnings per share	$0.0676	$0.0237
Weighted average number of shares outstanding	13,915,000	13,659,289

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$1,360,574	$472,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	240,285	193,835
Interest	343,818	286,568
Gain on disposal of fixed assets	-	(12,540)
Changes in operating assets and liabilities:
Accounts receivable, net	(530,474)	(409,272)
Inventories	(56,309)	(103,044)
Amount due from related parties	(81,600)	104,998
Prepayments and other current assets	10,793	(87,925)
Accounts payable	123,340	(8,371)
Amount due to related parties	(83,095)	(104,241)
Deposits received	1,155	(86)
Accrued expenses and other current liabilities	25,675	5,291
Net cash provided by operating activities	1,354,162	337,249

Cash Flows From Investing Activities
Purchases of property and equipment	(70,573)	(815,570)
Prepayment for property and equipment acquisition	(1,112,691)	(278,953)
Proceeds from disposal of property and equipment	-	45,570
Net cash used in investing activities	(1,183,264)	(1,048,953)

Cash Flows From Financing Activities
Proceeds from shareholders	-	178,048
Payments on capital lease obligation	(539,082)	(355,553)
Payments to related parties	-	(784,454)
Proceeds from capital lease	-	1,108,977
Short-term bank loan	437,694	(9,251)
Net cash (used in) provided by financing activities	(101,388)	137,767

Effect of exchange rate fluctuation on cash and cash equivalents	(7,620)	3,941
Net increase (decrease) in cash and cash equivalents	61,890	(569,996)

Cash and cash equivalents, beginning of period	352,153	1,046,485
Cash and cash equivalents, ending of period	$414,043	$476,489

Supplemental disclosure of cash flow information
Cash paid for income taxes	864	-
Cash paid for interest	352,406	286,568

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

Reorganization

On December 23, 2012, in accordance with the “Foreign Investment Enterprise Law” under the People’s Republic of China (“PRC”), Runteng and Jiarun entered into an agreement that Runteng and the original owner of Jiarun should invest a total of RMB50,000,000 ($7,936,508), in which Runteng and the original owner should contribute RMB35,000,000 ($5,555,556) or 70% and RMB15,000,000 ($2,380,952) or 30% of the total capital, respectively. According to the Article of Association (Joint venture investment agreement) and the amendment of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay RMB35,000,000 ($5,555,556) within five years after the issuance of the joint venture business license. As of March 31, 2016, Jiarun has received $1,081,000 from Runteng.

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

The consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”).

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

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

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the three months ended March 31, 2016 and 2015, no customer accounted for more than 10% of net revenue. As of March 31, 2016 and December 31, 2015, 2 and 1 customer accounted for more than 10% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended March 31, 2016 and 2015.

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

In July 2006, the FASB issued FIN 48 (ASC 740-10), Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (ASC 740), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48 (ASC 740-10), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $864 and $Nil for the three months ended March 31, 2016 and 2015, respectively to support the local tax bureau’s economical obligations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, interim and annual reporting periods after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the effect of this new standard, including the transition method, to determine the impact on the Company’s consolidated financial position, results of operations, cash flows, or related disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company plans to early adopt this standard beginning with the 2016 fiscal year, but does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial position, results of operations, or related disclosures.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. Accounts Receivable, Net

	March 31	December 31
	2016	2015
	(Unaudited)
Accounts receivable	$2,586,604	$2,035,271
Less: allowance for doubtful debts	25,972	25,802
	$2,560,632	$2,009,469

The Company experienced nil bad debts during three months ended March 31, 2016 and 2015.

NOTE 4. Inventories

At March 31, 2016 and December 31, 2015, inventories consist of the following:

	March 31	December 31
	2016	2015
	(Unaudited)
Western medicine	$424,147	$377,989
Chinese herbal medicine	8,296	6,590
Medical material	124,382	111,808
Other material	2,637	2,693
	$559,462	$499,080

NOTE 5. Prepayment

At March 31, 2016 and December 31, 2015 prepayment consists of the following:

	March 31	December 31
	2016	2015
	(Unaudited)
Deposits on medical equipment	$1,265,196	$38,952
Heating fees	13,306	92,535
Others	48,102	70,055
	$1,326,604	$201,542

NOTE 6. Property and Equipment

At March 31, 2016 and December 31, 2015, property and equipment, at cost, consist of:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Transportation equipment	$770,619	$765,592
Medical equipment	7,159,009	7,047,404
Electrical equipment	804,571	799,045
Office equipment and others	93,645	87,110
Buildings	15,057,045	14,958,817
Software	88,535	87,957
Total fixed assets at cost	23,973,424	23,745,925
Accumulated depreciation	(1,550,217)	(1,298,014)
Total fixed assets, net	$22,423,207	$22,447,911

The Company recorded depreciation expense of $240,285 and $193,835 for the three months ended March 31, 2016 and 2015, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. Long term deferred expenses

On May 7, 2015, July 3, 2015 and October 16, 2015, Jiarun entered into three lease agreements to lease medical equipment from Hair Finance Leasing (China) Co., Ltd. (“Hair”), a third party, for a five-year period, in which Jiarun is required to pay consulting fee to Hair for the services provided over the five years. The consulting fee paid but attributable to the current and subsequent accounting periods was accounted for as deferred expenses and long term deferred expenses. The current portion of the prepaid consulting fee was recorded as deferred expenses $59,950 and $63,034 as of March 31, 2016 and December 31, 2015. The long-term deferred expenses were $239,802 and $252,138 as of March 31, 2016 and December 31, 2015.

The Company recorded consulting fee of $17,246 and $nil for the three months ended March 31, 2016 and 2015, respectively.

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases

On June 5, 2013, Jiarun entered into a lease agreement to lease hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The Leasing terms consist of principal plus 30 payments. Each payments will be made on an annual basis when RMB7,000,000 per payment will be paid upfront for each leasing period. The first payment was made on September, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for Jiarun to pay RMB3,000,000 as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to Jiarun.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases (Continued)

The future minimum lease payments for annual capital lease obligation as of March 31, 2016 are as follows:

Year	Amounts (Unaudited)
2016	$1,698,459
2017	1,861,946
2018	1,186,664
Thereafter	14,932,301
Total	$19,679,370

The Company recorded finance lease fees of $343,479 and $275,955 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 9. Short-term Bank Loan

	March 31	December 31
	2016	2015
	(Unaudited)
Short- term bank loan	$449,658	$-

As of March 31, 2016, the above bank loan was for working capital and capital expenditure purposes. The loan was primarily obtained from Harbin Bank with interest rate of 6.09% per annum, the contract was signed from December 25, 2015 to December 24, 2016, and the loan was received on January 4, 2016. The interest expenses were $5,701 and $9,288 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 10. Non-controlling Interests

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds 70% interest of Jiarun as of March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, NCI in the consolidated balance sheet was $4,165,227 and $3,723,692, respectively. For the three months ended March 31, 2016, the comprehensive income attributable to shareholders’ equity and NCI is $970,797 and $441,535 respectively. For the three months ended March 31, 2015, the comprehensive income attributable to shareholders’ equity and NCIs is $346,178 and $156,953, respectively.

NOTE 11. Revenue

The Company’s revenue consists of medicine sales and patient care revenue.

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$1,468,236	$904,102
Chinese medicine	387,467	198,232
Herbal medicine	69,972	33,512
Total medicine	$1,925,675	$1,135,846

Patient services:
Medical consulting	$1,324,109	$633,876
Medical treatment	1,152,292	653,473
Others	6,555	4,527
Total patient services	$2,482,956	$1,291,876

	$4,408,631	$2,427,722

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $864 and $nil for the three months ended March 31, 2016 and 2015, respectively to support the local tax bureau's economical obligations.

NOTE 13. Related Party Transactions

The following is the list of the related parties to which the Group has transactions with:

(a)	Junsheng Zhang, the Chairman of the Company
(b)	Harbin Baiyi Real Estate Development Co., Ltd (“Baiyi”), owned by Junsheng Zhang
(c)	Heilongjiang Dahua Medicine Wholesale Co., Ltd owned by Junsheng Zhang
(d)	Harbin Jiarun Pharmacy Co., Limited owned by Junsheng Zhang
(e)	Heilongjiang Province Runjia Medical Equipment Company Limited owned by Junsheng Zhang
(f)	Jiarun Super Market Co., Ltd. owned by Junsheng Zhang
(g)	Harbin Qi-run pharmacy limited owned by Junsheng Zhang
(h)	Yanhua Xing and Weiguang Song, the former shareholder of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
Name of related parties	2016	2015
Harbin Baiyi Real Estate Development Co., Ltd,	$1,037,005	$1,030,236
Junsheng Zhang	46,500	46,500
Yanhua Xing	2,450	2,450
Weiguang Song	1,050	1,050
Heilongjiang Dahua Medicine Wholesale Co., Ltd	82,753	-
	$1,169,758	$1,080,236

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. Related Party Transactions (Continued)

Amount due from Baiyi was mainly represented the deposit for the new outpatient building which was constructed by Baiyi. The Company signed a purchase agreement with Baiyi to acquire the first to eight floor of a building which is under construction by Baiyi and expected to be completed before December 31, 2016. The total amount for the purchased property is approximately RMB63,900,000 ($9,907,975). The Company had paid a deposit of RMB6,500,000 on November 26, 2015, and a further deposit of RMB3,500,000 ($542,690) should be paid before June 30, 2016.

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to be paid.

Amount due to Heilongjiang Dahua Medicine Wholesale Co., Ltd., was mainly for purchase of medicine.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
Name of related parties	2016	2015
Heilongjiang Dahua Medicine Wholesale Co., Ltd	$-	$59,424
Harbin Jiarun Pharmacy Co., Ltd	19,190	-
Heilongjiang Province Runjia Medical Equipment Co., Ltd	33,070	32,742
Harbin Qi-run pharmacy Co., Ltd	6,452	-
Junsheng Zhang	10,062	5,162
	$68,774	$97,328

Amount due to Heilongjiang Dahua Medicine Wholesale Co., Ltd., Harbin Jiarun Pharmacy Co., Ltd., Harbin Qi-run pharmacy Co., Ltd and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly for the balance for purchase of medicine and medical material from these four companies.

Amounts due to Junsheng Zhang represented the balance paid by Mr. Zhang for the daily operation of the Company.

Related parties’ transactions

Purchase of medicine and medical material from related parties consisted of the following for the periods indicated:

	For three months ended March 31,
Name of related parties	2016	2015
Heilongjiang Dahua Medicine Wholesale Co., Ltd	$425,928	$105,741
Harbin Jiarun Pharmacy Co., Ltd	40,985	70,240
Heilongjiang Province Runjia Medical Equipment Co., Ltd	32,498	25,326
Harbin Qi-run pharmacy Co., Ltd	2,637	18,341
	$502,048	$219,648

Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of March 31, 2016, the company has balance of deposits for capital leases and capital lease obligations of $465,163 and $14,292,257 respectively. As of December 31, 2015, the Company has balance of deposits for capital leases and capital lease obligations of $462,129 and $13,975,067 respectively.

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

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$970,797	$346,178
Denominator:
Basic and diluted weighted-average number of shares outstanding	13,915,000	13,659,289
Net income per share:
Basic and diluted	$0.0676	$0.0237

NOTE 15. Contingencies and Commitment

There was no contingency as of March 31, 2016 and December 31, 2015.

Capital commitment for purchase of a new outpatient building from Baiyi (note 13) was approximately $9,907,975 and $nil as of March 31, 2016 and December 31, 2015.

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

On November 20, 2013, Junsheng Zhang, the officer of Jiarun Hospital established JRSIS Health Care Corporation, a Florida corporation (“JHCC” or the “Company”). On February 25, 2013, the officer of Jiarun Hospital established JRSIS Health Care Limited ("JHCL"), a wholly owned subsidiary of the Company, and On September 17, 2012, the officer of Jiarun Hospital established Runteng Medical Group Co., Ltd (“Runteng”), a wholly owned subsidiary of JHCL. Runteng, a Hong Kong registered Investment Company, holds a 70% ownership interest in Harbin Jiarun Hospital Company Ltd, a Heilongjiang registered company.

On December 20, 2013, the Company acquired 100% of the issued and outstanding capital stock of JRSIS Health Care Limited, a privately held Limited Liability Company registered in the British Virgin Islands for 12,000,000 shares of our common stock. JHCL, through its wholly owned subsidiary, Runteng Medical Group Co., Ltd, holds majority ownership in Jiarun, a company duly incorporated, organized and validly existing under the laws of China. As the parent company, JHCC rely on Jiarun to conduct 100% of our businesses and operations.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $864 and $nil for the three months ended March 31, 2016 and 2015, respectively to support the local tax bureau's economical obligations.

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

Results of Operations for Three Months Ended March 31, 2016 and 2015

The following table shows key components of the results of operations during three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change
	2016	2015	$	%

Revenue:
Medicine	$1,925,675	$1,135,846	$789,829	70%
Patient services	2,482,956	1,291,876	1,191,080	92%
Total revenue	4,408,631	2,427,722	1,980,909	82%
Operating costs and expenses:
Cost of medicine sold	1,106,181	709,801	396,380	56%
Medical consumables	389,760	145,595	244,165	168%
Salaries and benefits	682,590	380,649	301,941	79%
Office supplies	81,806	31,766	50,040	158%
Vehicle expenses	9,571	7,301	2,270	31%
Utilities expenses	146,107	191,648	(45,541)	(24%)
Advertising and promotion expenses	43,921	-	43,921	NA
Interest expense	343,818	289,169	54,649	19%
Professional fee	4,423	18,462	(14,039)	(76%)
Depreciation	240,285	193,835	46,450	24%
Total operating costs and expenses	3,048,462	1,968,226	1,080,236	55%
Earnings from operations before other income and income taxes	1,360,169	459,496	900,673	196%
Other (expenses) income	1,269	12,540	(11,271)	(90%)
Earnings from operations before income taxes	1,361,438	472,036	889,402	188%
Income tax	864	-	864	NA
Net income	1,360,574	472,036	888,538	188%
Less: net income attributable to non-controlling interests	420,273	147,998	272,275	184%
Net income attributable to the Company	$940,301	$324,038	$616,263	190%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	21,262	8,955	12,307	137%
Foreign currency translation adjustment attributable to the Company	30,496	22,140	8,356	38%
Comprehensive income	$1,412,332	$203,131	$909,201	181%

Revenue

Operating revenue for the three months ended March 31, 2016, which resulted primarily from medicine revenue and patient services revenue, was $4,408,631, an increase of 82% as compared with the operating revenue of $2,427,722 for the three months ended March 31, 2015. The increase was primarily a result of the number of treated inpatients growing to 3,754 patients, about 1,655 more than the 2,099 patients treated in three months ended March 31, 2015. From April 2015, the hospital has set up Obstetrics & Gynecology Department, Rehabilitation Physical Therapy Department, and Cardiovascular interventional treatment Department and about other 10 departments.

Costs and Expenses

Total costs and expenses were $3,048,462 for the three months ended March 31, 2016, an increase of $1,080,236 or 55% as compared to $1,968,226 for the same period of 2015. This increase was primarily due to significant increase of cost of medicine sold of $396,380, office supplies of $50,040, medical consumables of $244,165, salaries and benefits of $301,941 and depreciation of $46,450.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $1,106,181 for the three months ended March 31, 2016, an increase of $396,380 or 56% as compared to $709,801 for the same period of 2015.This increase was primarily due to significant increases in sales of Western medicine and Chinese medicine. For the three months ended March 31, 2016, the cost of Western medicine and Chinese medicine were $1,075,215, as compared to $696,747 for the same period of 2015.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $389,760 for the three months ended March 31, 2016, an increase of $244,165 or 168% as compared to $145,595 for the same period of 2015.The increase was mainly a result of increase in materials expenses of $103,326, and increase in test reagent expense of $86,694.

Salaries and benefits

Salaries and benefits mainly consist of salary expenses, and social insurance expenses. Total salaries and benefits were $682,590 for the three months ended March 31, 2016, an increase of $301,941 or 79% as compared to $380,649 for the same period of 2015. The increase was mainly a result of increase in salaries expenses of $282,429 and increase in social insurance expenses of $19,530.The number of employee was 468, an increase of 164 as compared to 304 for the same period of 2015.

Income Taxes

Enterprise income tax is defined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

Jiarun's medical services have been exempt from enterprise income tax since March 1, 2006, which has been approved by the Local Taxation Bureau.

Jiarun was incorporated in accordance with the law of medical and health institutions to mainly provide medical services, with the "PRC Business Tax Tentative Regulations" Article 8 (3) medical service income tax-free provisions (hospital, clinics and other medical institutions to provide medical services shall be exempt from business tax). The Company's medical services have been exempted from business tax since March 1, 2006.

In considering the achievements of the hospital, they could not have been reached without the support of local authorities. Jiarun hospital has voluntarily paid income tax of $864 and $nil for the three months ended March 31, 2016 and 2015, respectively to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $1,360,169 for the three months ended March 31, 2016, as compared with operating income of $459,496 for the three months ended March 31, 2015.The Company’s net income for the three months ended March 31, 2016 was $1,360,574 representing an increase of $888,538 or 188%, over $472,036 for the three months ended March 31, 2015. The increases in income from operations and net income for the three months ended March 31, 2016 were primarily due to aforementioned changes in operating revenue and operating expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared for the company to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of March 31, 2016, the Company had $414,043 of cash and cash equivalents.

We are presently able to meet our obligations as they come due. As of March 31, 2016, we had non-controlling interest of $4,165,227 and shareholders’ equity of $4,658,650.

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

Cash Flows and Capital Resources

We believe that we will generate cash flow from our business, which, along with our available cash, will provide sufficient liquidity and financial flexibility. Our cash flows are summarized below:

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	1,354,162	337,249
Net cash used in investing activities	(1,183,264)	(1,048,953)
Net cash used in (provided by) financing activities	(101,388)	137,767
Effect of exchange rate fluctuation on cash and cash equivalents	(7,620)	(3,941)
Net (increase) decrease in cash and cash equivalents	61,890	(569,996)
Cash and cash equivalents, beginning of period	352,153	1,046,485
Cash and cash equivalents, ending of period	$414,043	$476,489

Net Cash provided by Operating Activities

For the three months ended March 31, 2016, we had positive cash flow from operating activities of $1,354,162, an increase of $1,016,913 from the same period of 2015, during which we had cash flow from operating activities of $337,249. The net income for the three months ended March 31, 2016 increased by $888,538 as compared to the three months ended March 31, 2015. The increase in net cash used in operating activities was mainly as a result of the increase of a due to Accounts payable items totaling $131,711, which was due to the increase in purchasing of medicine.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $1,183,264, compared to net cash used in investing activities of $1,048,953 for the three months ended March 31, 2015. The cash used in investing activities for the three months ended March 31, 2016 was mainly used for the purchase of medical equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 was $101,388, as compared to net cash provided by financing activities of $137,767 for the three months ended March 31, 2015. The cash provided by financing activities for the three months ended March 31, 2016 was mainly provided by proceeds from a short-term bank loan of $437,694 and payments on capital lease obligation of $539,082.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, may change the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether such changes will ever be implemented or when they may take effect.

In December 2014, our operations moved into the new building. We have finished most of the decoration of the new building, part of the expansion of medical facilities and purchases of new medical equipment. The hospital will need more medical facilities to update the medical equipment and acquire one pharmaceuticals wholesale and one medicine retailcompany. The new hospital building is being constructed by Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The building was leased from the related party by financial leasing, the price of leasing agreement referred to the local market price and audited by the auditor. The Leasing terms consist of 30 payments. Each payment will be made on an annual basis when 7 million RMB per payment will be paid upfront for each leasing period. The first payment was made on September 1st, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the leasee to pay 3 million RMB as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the Leasee (Jiarun hospital). Up to March 31, 2016, we had paid approximately $485,476 for the construction of the new hospital. We borrowed the funds from our related company and banks. In addition to what we had paid for the new hospital building construction, we estimate the additional costs to complete the project and more medical facilities to update the medical equipment.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or issue any shares of unregistered securities during the three month period ended March 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. OTHER INFORMATION

Not applicable

ITEM 5. EXHIBITS

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date
Lihua. Sun
/s/ Lihua. Sun	Chief Executive Officer	May 16, 2016,
(Principal Executive Officer)
Xuewei. Zhang
/s/ Xuewei. Zhang	Chief Financial Officer	May 16, 2016,
(Principal Financial Officer)

