Form 10-Q
period 2016-06-30
JRSIS HEALTH CARE Corp
filed 2016-08-15
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the year ended December 31, 2016.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

JRSIS HEALTH CARE CORPORATION

Consolidated Balance Sheets— June 30, 2016(Unaudited) and December 31, 2015	F-2

Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30,2016 and 2015(Unaudited)	F-3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015(Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5 - F-17

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$854,542	$352,153
Accounts receivable, net	2,318,391	2,009,469
Inventories	612,237	499,080
Other receivables	3,235	2,125
Prepayments	1,221,111	201,542
Amount due from related parties	1,056,574	1,080,236
Deferred expenses	67,905	63,034
Total current assets	6,133,995	4,207,639

Property and equipment, net	23,141,717	22,447,911
Long term deferred expenses	206,076	252,138
Deposits for capital leases	884,364	828,131
Total assets	$30,366,152	$27,735,819

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$321,434	$352,789
Short-term bank loan	436,464	-
Deposits received	6,246	6,666
Amount due to related parties	319,152	97,328
Other payable	26,916	78,307
Payroll payable	48,889	44,376
Capital lease obligations - current portion	1,188,357	1,881,200
Total current liabilities	2,347,458	2,460,666

Capital lease obligations	17,719,076	17,863,608
Estimated liabilities	609,950	-
Total liabilities	$20,676,484	$20,324,274

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 13,915,000 and 13,915,000 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	13,915	13,915
Additional Paid-in capital	1,132,423	1,132,423
Retained earnings	4,537,239	2,802,184
Other comprehensive income	(428,712)	(260,669)
Total shareholders’ equity of the Company	5,254,865	3,687,853
Non-controlling interest	4,434,803	3,723,692
Total shareholders’ equity	9,689,668	7,411,545
Total liabilities and shareholders’ equity	$30,366,152	$27,735,819

See notes to consolidated financial statements

 JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Medicine	$1,871,324	$1,265,846	$3,796,999	$2,401,692
Patient services	2,420,913	1,445,369	4,903,869	2,737,245
Total revenue	4,292,237	2,711,215	8,700,868	5,138,937
Operating costs and expenses:
Cost of medicine sold	1,105,998	778,697	2,212,179	1,488,498
Medical consumables	427,518	172,816	817,278	318,411
Salaries and benefits	702,653	441,967	1,385,243	822,616
Office supplies	68,432	68,924	150,238	100,690
Vehicle expenses	11,825	8,111	21,396	15,412
Utilities expenses	86,224	100,110	232,331	291,758
Advertising and promotion expenses	33,186	-	77,107	-
Interest expense	347,394	298,417	691,212	587,586
Professional fee	102,498	106,557	106,921	125,019
Depreciation	256,734	205,486	497,019	399,321
Total operating costs and expenses	3,142,462	2,181,085	6,190,924	4,149,311
Earnings from operations before other income and income taxes	1,149,775	530,130	2,509,944	989,626
Other income	3,488	53	4,757	12,593
Earnings from operations before income taxes	1,153,263	530,183	2,514,701	1,002,219
Income tax	1,442	774	2,306	774
Net income	1,151,821	529,409	2,512,395	1,001,445
Less: net income attributable to non-controlling interests	357,067	167,373	777,340	315,371
Net income attributable to the Company	$794,754	$362,036	$1,735,055	$686,074
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(87,491)	3,308	(66,229)	12,263
Foreign currency translation adjustment attributable to the Company	(198,539)	7,661	(168,043)	29,801
Comprehensive income	$865,791	$540,378	$2,278,123	$1,043,509
Less: Comprehensive income attributable to non-controlling interests	269,576	170,681	711,111	327,634
Comprehensive income attributable to the Company	$596,215	$369,697	$1,567,012	$715,875
Basic and diluted earnings per share	$0.0749	$0.0260	$0.1247	$0.0498
Weighted average number of shares outstanding	13,915,000	13,915,000	13,915,000	13,788,872

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Six Months Ended June 30,
	2016	2015

Cash Flows From Operating Activities
Net income	$2,512,395	$1,001,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	497,019	399,321
Interest	691,212	587,586
Gain on disposal of fixed assets	-	(12,579)
Changes in operating assets and liabilities:
Accounts receivable, net	(360,934)	(891,216)
Inventories	(126,677)	(156,106)
Amount due from related parties	-	105,324
Prepayments and other current assets	100,126	(238,301)
Deferred expenses and long term deferred expenses	-	(140,376)
Accounts payable	(23,637)	(28,816)
Amount due to related parties	96,809	(1,190,539)
Deposits received	(271)	648
Accrued expenses and other current liabilities	36,316	1,126,978
Net cash provided by operating activities	3,422,358	563,369

Cash Flows From Investing Activities
Purchases of fixed assets	(1,726,351)	(2,409,338)
Prepayment for fixed assets acquisition	(1,141,156)	-
Proceeds from disposal of fixed assets	-	45,711
Net cash used in investing activities	(2,867,507)	(2,363,627)

Cash Flows From Financing Activities
Proceeds from shareholders	-	178,048
Payments on capital lease obligation	(1,512,487)	(508,635)
Payments to related parties	-	(1,118,294)
Proceeds from related parties	76,495	-
Proceeds from capital lease	961,408	2,715,847
Short-term bank loan	431,060	(18,765)
Net cash(used in) provided by financing activities	(43,524)	1,248,201

Effect of exchange rate fluctuation on cash and cash equivalents	(8,938)	6,858
Net increase (decrease) in cash and cash equivalents	502,389	(545,199)

Cash and cash equivalents, beginning of period	352,153	1,046,485
Cash and cash equivalents, ending of period	$854,542	$501,286

Supplemental disclosure of cash flow information
Cash paid for income taxes	(2,306)	(774)
Cash paid for interest	(716,980)	(587,586)

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

Reorganization

On December 23, 2012, in accordance with the “Foreign Investment Enterprise Law” under the People’s Republic of China (“PRC”), Runteng and Jiarun entered into an agreement that Runteng and the original owner of Jiarun should invest a total of RMB 50,000,000 ($7,936,508), in which Runteng and the original owner should contribute RMB 35,000,000 ($5,555,556) or 70% and RMB 15,000,000 ($2,380,952) or 30% of the total capital, respectively. According to the Article of Association (Joint venture investment agreement) and the amendment of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay RMB 35,000,000 ($5,555,556) within five years after the issuance of the joint venture business license. As of June30, 2016, Jiarun has received $1,081,000 from Runteng.

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

NOTE 2. Summaries of Significant Accounting Policies (Continued)

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

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the six months ended June 30, 2016 and 2015, no customer accounted for more than 10% of net revenue. As of June 30, 2016 and December 31, 2015, 2 and 1 customer accounted for more than 10% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

NOTE 2. Summaries of Significant Accounting Policies (Continued)

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

There were no transfers between level 1, level 2 or level 3 measurements for the Six months ended June 30, 2016 and 2015.

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

NOTE 2. Summaries of Significant Accounting Policies (Continued)

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. Summaries of Significant Accounting Policies (Continued)

N.	Revenue recognition(continued)

●	The Company records patients’ information in the social insurance system at check in. The system determines the covered portion and amounts based on the information input to the system.

●	At the time of check out, the Company collects payment for services the patients are liable for and records accounts receivable from the social insurance agencies for the portion of services covered by the social insurances. In the case that the patients have made payment during the in-patient services period, the Company refunds any amount in excess of the portion they are liable for.

●	The Company is responsible for submitting supporting documents of patient services provided to the social insurance agencies for their review. The Company also requires reconciling its records with the social insurance agencies once a month. Once the social insurance agencies approve the reconciliation, the insurance agencies will settle the accounts receivable balance in the next month following the approval.

O.	Income taxes

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $2,306 and $774 for the six months ended June 30, 2016 and 2015, respectively to support the local tax bureau’s economical obligations.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. Summaries of Significant Accounting Policies (Continued)

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. Accounts Receivable, Net

	June 30	December 31
	2016	2015
	(Unaudited)
Accounts receivable	$2,343,601	$2,035,271
Less: allowance for doubtful debts	25,210	25,802
	$2,318,391	$2,009,469

The Company experienced nil bad debts during six months ended June 30, 2016 and December 31, 2015.

NOTE 4. Inventories

At June 30, 2016 and December 31, 2015, inventories consist of the following:

	June 30	December 31
	2016	2015
	(Unaudited)
Western medicine	$508,379	$377,989
Chinese herbal medicine	8,348	6,590
Medical material	94,396	111,808
Other material	1,114	2,693
	$612,237	$499,080

NOTE 5. Prepayment

At June 30, 2016 and December 31, 2015 prepayment consists of the following:

	June 30	December 31
	2016	2015
	(Unaudited)
Deposits on medical equipment	$1,074,021	$38,952
Heating fees	-	92,535
Others	147,090	70,055
	$1,221,111	$201,542

NOTE 6. Property and Equipment

At June30, 2016 and December 31, 2015, property and equipment, at cost, consist of:

	June 30,	December 31,
	2016	2015
	(Unaudited)
Transportation equipment	$748,009	$765,592
Medical equipment	8,568,628	7,047,404
Electrical equipment	787,783	799,045
Office equipment and others	93,253	87,110
Buildings	14,615,257	14,958,817
Software	85,937	87,957
Total fixed assets at cost	24,898,867	23,745,925
Accumulated depreciation	(1,757,150)	(1,298,014)
Total fixed assets, net	$23,141,717	$22,447,911

The Company recorded depreciation expense of $497,019 and $399,321 for the six months ended June 30, 2016 and 2015, and $256,734 and $205,486 for the three months ended June 30, 2016 and 2015,respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. Long term deferred expenses

On May 7, 2015, July 3, 2015 and October 16, 2015, Jiarun entered into three lease agreements to lease medical equipment from Hair Finance Leasing (China) Co., Ltd. (“Hair”), a third party, for a five-year period, in which Jiarun is required to pay consulting fee to Hair for the services provided over the five years. The consulting fee paid but attributable to the current and subsequent accounting periods was accounted for as deferred expenses and long term deferred expenses. The current portion of the prepaid consulting fee was recorded as deferred expenses $67,905 and $63,034 as of June 30, 2016 and December 31, 2015. The long-term deferred expenses were $206,076 and $252,138 as of June30, 2016 and December 31, 2015.

The Company recorded consulting fee of $34,513 and $3,971 for the six months ended June 30, 2016 and 2015, and $17,267 and $3,971 for the three months ended June 30, 2016 and 2015, respectively.

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases

On June 5, 2013, Jiarun entered into a lease agreement to lease hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The Leasing terms consist of principal plus 30 payments. Each payments will be made on an annual basis when RMB 7,000,000 per payment will be paid upfront for each leasing period. The first payment was made on September, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for Jiarun to pay RMB 3,000,000 as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to Jiarun.

The leasing agreement for our hospital building contains the following provisions:

•	Rental payments of RMB 7,000,000 (equivalent to $1,144,913) per year, payable at the beginning of September 2014.

•	An option allowing the lessor to extend the lease for thirty years beyond the last renewal option exercised by the company.

•	A guarantee by the company that the lessor will realize $nil, from selling the asset at the expiration of the lease This lease is a capital lease because its term (30 years) exceeds 75% of the building’s estimated economic life. In addition, the present value ($15,185,032) of the minimum lease payments exceeds 90% of the fair value of the building ($15,721,295).

•	Accumulated annual amounts resulting from applying an interesting rate 6.55% to the balance of the lease obligation at the beginning of each year. The lease obligation is increased by the amount of the prior year’s interest, the amount of the net rental payment at the beginning of each year; and this amount represents the guaranteed residual value at the end of the lease term.

On September 1, 2014, October 22, 2014, March 26, 2015, May 7, 2015, July 3, 2015, October 16, 2015, April 6, 2016 and April 13, 2016, Jiarun entered into several lease agreements to lease medical equipment and elevator from four lease finance companies, which are all third parties, for three to five year periods, in which Jiarun is required to make monthly or quarterly payments toward the leases. The Company was also required to pay deposits up front, which deposits will later be used to offset against the last quarterly payment. The medical equipment and elevator will be transferred to Jiarun upon the completion of the agreement.

These leases have been classified as capital leases. The cost of the medical equipment included in these leases is included in the consolidated balance sheets as property and equipment and construction in progress.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases (Continued)

The future minimum lease payments for annual capital lease obligation as of June 30, 2016 are as follows:

Year	Amounts (Unaudited)
2016	$1,574,635
2017	2,099,133
2018	1,151,846
Thereafter	14,081,819
Total	$18,907,433

The Company recorded finance lease fees of $697,383 and $568,821 for the six months ended June 30, 2016 and 2015, and $353,904 and $292,866 for the three months ended June 30, 2016 and 2015, respectively.

NOTE 9. Short-term Bank Loan

	June 30	December 31
	2016	2015
	(Unaudited)
Short- term bank loan	$436,464	$-

As of June 30, 2016, the above bank loan was for working capital and capital expenditure purposes. The loan was primarily obtained from Harbin Bank with interest rate of 6.09% per annum, the contract was signed from December 25, 2015 to December 24, 2016, and the loan was received on January 4, 2016.The interest expenses were $12,609 and $18,765 for the six months ended June 30, 2016 and 2015, respectively, and $6,910 and $9,477 for the three months ended June 30, 2016 and 2015, respectively.

NOTE 10. Non-controlling Interests

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds 70% interest of Jiarun as of June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, NCI in the consolidated balance sheet was $4,434,803 and $3,723,692, respectively. For the six months ended June 30, 2016, the comprehensive income attributable to shareholders’ equity and NCIs is $1,567,012 and $711,111, respectively. For the six months ended June 30, 2015, the comprehensive income attributable to shareholders’ equity and NCI is $715,875 and $327,634 respectively. For the three months ended June 30, 2016, the comprehensive income attributable to shareholders’ equity and NCIs is $596,215 and $269,576, respectively. For the three months ended June 30, 2015, the comprehensive income attributable to shareholders’ equity and NCI is $369,697 and $170,681 respectively.

NOTE 11. Revenue

The Company’s revenue consists of medicine sales and patient care revenue.

	Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$2,892,334	$1,890,257
Chinese medicine	752,962	230,233
Herbal medicine	151,703	281,202
Total medicine	$3,796,999	$2,401,692

Patient services:
Medical consulting	$2,549,751	$1,315,455
Medical treatment	2,266,851	1,403,439
Others	87,267	18,351
Total patient services	$4,903,869	$2,737,245

	$8,700,868	$5,138,937

	Three Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$1,424,098	$986,155
Chinese medicine	365,495	32,001
Herbal medicine	81,731	247,690
Total medicine	$1,871,324	$1,265,846

Patient services:
Medical consulting	$1,225,643	$681,579
Medical treatment	1,114,559	749,966
Others	80,711	13,824
Total patient services	$2,420,913	$1,445,369

	$4,292,237	$2,711,215

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $2,306 and $774 for the six months ended June 30, 2016 and 2015, respectively to support the local tax bureau's economical obligations.

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

(d) Harbin Jiarun Pharmacy Co., Limited owned by Junsheng Zhang

(e) Heilongjiang Province Runjia Medical Equipment Company Limited owned by Junsheng Zhang

(f) Jiarun Super Market Co., Ltd. owned by Junsheng Zhang

(g) Harbin Qi-run pharmacy limited owned by Junsheng Zhang

(h) Yanhua Xing and Weiguang Song, the former shareholder of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
Name of related parties	2016	2015
Harbin Baiyi Real Estate Development Co., Ltd,	$1,006,574	$1,030,236
Junsheng Zhang	46,500	46,500
Yanhua Xing	2,450	2,450
Weiguang Song	1,050	1,050
	$1,056,574	$1,080,236

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. Related Party Transactions (Continued)

Amount due from Baiyi was mainly represented the deposit for the new outpatient building which was constructed by Baiyi. The Company signed a purchase agreement with Baiyi to acquire the first to eight floor of a building which is under construction by Baiyi and expected to be completed before December 31, 2016. The total amount for the purchased property is approximately RMB 63,900,000($9,907,975). The Company had paid a deposit of RMB 6,500,000 on November 26, 2015, and a further deposit of RMB 3,500,000 ($542,690) will be paid before September 30, 2016.

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to be paid.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
Name of related parties	2016	2015
Heilongjiang Dahua Medicine Wholesale Co., Ltd	$157,868	$59,424
Harbin Jiarun Pharmacy Co., Ltd	53,535	-
Heilongjiang Province Runjia Medical Equipment Co., Ltd	18,592	32,742
Harbin Qirun pharmacy Co., Ltd	13,905	-
Harbin Baiyi Real Estate Development Co., Ltd,	75,252	-
Junsheng Zhang	-	5,162
	$319,152	$97,328

Amount due to Heilongjiang Dahua Medicine Wholesale Co., Ltd., Harbin Jiarun Pharmacy Co., Ltd., Harbin Qi-run pharmacy Co., Ltd and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly for the balance for purchase of medicine and medical material from these four companies.

Amount due to Harbin Baiyi Real Estate Development Co., Ltd, was $72,252, the purpose of the funding is only for temporary borrowings. It was non-interest bearing and payable on demand.

Amounts due to Junsheng Zhang represented the balance paid by Mr. Zhang for the daily operation of the Company.

Related parties’ transactions

Purchase of medicine and medical material from related parties consisted of the following for the periods indicated:

	For six months ended June 30,
Name of related parties	2016	2015
Heilongjiang Dahua Medicine Wholesale Co., Ltd	$527,648	$232,969
Harbin Jiarun Pharmacy Co., Ltd	95,429	168,279
Heilongjiang Province Runjia Medical Equipment Co., Ltd	45,672	58,908
Harbin Qi-run pharmacy Co., Ltd	11,496	28,459
	$680,245	$488,615

Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of June 30, 2016, the company has balance of deposits for capital leases and capital lease obligations of $451,515 and $13,120,961 respectively. As of December 31, 2015, the Company has balance of deposits for capital leases and capital lease obligations of $462,129 and $13,975,067 respectively.

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

	Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$1,735,055	$686,074
Denominator:
Basic and diluted weighted-average number of shares outstanding	13,915,000	13,788,872
Net income per share:
Basic and diluted	$0.1247	$0.0498

NOTE 15. Contingencies and Commitment

There was no contingency as of June 30, 2016 and December 31, 2015.

Capital commitment for purchase of a new outpatient building from Baiyi (note 13) was approximately $9,907,975 and $nil as of June 30, 2016 and December 31, 2015.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $2,306 and $774 for the six months ended June 30, 2016 and 2015, respectively to support the local tax bureau's economical obligations.

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

Results of Operations for Three Months Ended June 30, 2016 and 2015

The following table shows key components of the results of operations during three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Change
	2016	2015	$	%

Revenue:
Medicine	$1,871,324	$1,265,846	$605,478	48%
Patient services	2,420,913	1,445,369	975,544	67%
Total revenue	4,292,237	2,711,215	1,581,022	58%
Operating costs and expenses:
Cost of medicine sold	1,105,998	778,697	327,301	42%
Medical consumables	427,518	172,816	254,072	147%
Salaries and benefits	702,653	441,967	260,686	59%
Office supplies	68,432	68,924	(492)	(1%)
Vehicle expenses	11,825	8,111	3,714	46%
Utilities expenses	86,224	100,110	(13,886)	(14)%
Advertising and promotion expenses	33,186	-	33,186	NA
Interest expense	347,394	298,417	48,977	16%
Professional fee	102,498	106,557	(4,059)	(4)%
Depreciation	256,734	205,486	51,248	25%
Total operating costs and expenses	3,142,462	2,181,085	961,377	44%
Earnings from operations before other income and income taxes	1,149,775	530,130	619,645	117%
Other income	3,488	53	3,435	6481%
Earnings from operations before income taxes	1,153,263	530,183	623,080	118%
Income tax	1,442	774	668	86%
Net income	1,151,821	529,409	622,412	118%
Less: net income attributable to non-controlling interests	357,067	167,373	189,694	113%
Net income attributable to the Company	$794,754	$362,036	$432,718	120%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(87,491)	3,308	(90,799)	(2745)%
Foreign currency translation adjustment attributable to the Company	(198,539)	7,661	(206,200)	(2692)%
Comprehensive income	$865,791	$540,378	$325,413	60%

Revenue

Operating revenue for the three months ended June 30, 2016, which resulted primarily from medicine revenue and patient services revenue, was $4,292,237, an increase of 58% as compared with the operating revenue of $2,711,215 for the three months ended June 30, 2015. The increase was primarily a result of the number of treated inpatients growing to 3,394 patients, about 964 more than the 2,430 patients treated in three months ended June 30, 2015.

Costs and Expenses

Total costs and expenses were $3,142,462 for the three months ended June 30, 2016, an increase of $961,377 or 44% as compared to $2,181,085 for the same period of 2015. This increase was primarily due to significant increase of cost of medicine sold of $327,301, medical consumables of $254,072, salaries and benefits of $260,686.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $1,105,998 for the three months ended June 30, 2016, an increase of $327,301 or 42% as compared to $778,697 for the same period of 2015. This increase was primarily due to significant increases in sales of Western medicine and Chinese medicine. For the three months ended June 30, 2016, the cost of Western medicine and Chinese medicine were $1,074,497 as compared to $766,658 for the same period of 2015.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $427,518 for the three months ended June 30, 2016, an increase of $254,702 or 147% as compared to $172,816 for the same period of 2015. The increase was mainly a result of increase in materials expenses of $186,135, and increase in test reagent expense of $28,728.

Salaries and benefits

Salaries and benefits mainly consist of salary expenses, and social insurance expenses. Total salaries and benefits were $702,653 for the three months ended June 30, 2016, an increase of $260,686 or 59% as compared to $441,967 for the same period of 2015. The increase was mainly a result of increase in salaries expenses of $246,072 and increase in social insurance expenses of $14,633. The number of employees was 458, an increase of 126 as compared to 332 for the same period of 2015.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities. Jiarun hospital has voluntarily paid income tax of $1,442 and $774 for the three months ended June 30, 2016 and 2015, respectively to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $1,149,775 for the three months ended June 30, 2016, as compared with operating income of $530,130 for the three months ended June 30, 2015. The Company’s net income for the three months ended June 30, 2016 was $1,151,821 representing an increase of $622,412 or 118%, over $529,409for the three months ended June 30, 2015. The increases in income from operations and net income for the three months ended June 30, 2016 were primarily due to aforementioned changes in operating revenue and operating expenses.

Results of Operations for the six months Ended June 30, 2016 and 2015

The following table shows key components of the results of operations during six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Change
	2016	2015	$	%

Revenue:
Medicine	$3,796,999	$2,401,692	$1,395,307	58%
Patient services	4,903,869	2,737,245	2,166,624	79%
Total revenue	8,700,868	5,138,937	3,561,931	69%
Operating costs and expenses:
Cost of medicine sold	2,212,179	1,488,498	723,681	49%
Medical consumables	817,278	318,411	498,867	157%
Salaries and benefits	1,385,243	822,616	562,627	68%
Office supplies	150,238	100,690	49,548	49%
Vehicle expenses	21,396	15,412	5,984	39%
Utilities expenses	232,331	291,758	(59,427)	(20%)
Advertising and promotion expenses	77,107	-	77,107	NA
Interest expense	691,212	587,586	103,626	18%
Professional fee	106,921	125,019	(18,019)	(14%)
Depreciation	497,019	399,321	97,698	24%
Total operating costs and expenses	6,190,924	4,149,311	2,041,613	49%
Earnings from operations before other income and income taxes	2,509,944	989,626	1,520,318	154%
Other income	4,757	12,593	(7,386)	(62%)
Earnings from operations before income taxes	2,514,701	1,002,219	1,512,482	151%
Income tax	2,306	774	1,532	198%
Net income	2,512,395	1,001,445	1,510,950	151%
Less: net income attributable to non-controlling interests	777,340	315,371	461,969	146%
Net income attributable to the Company	$1,735,055	$686,074	$1,048,981	153%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(66,229)	12,263	(78,492)	(640%)
Foreign currency translation adjustment attributable to the Company	(168,043)	29,801	(197,844)	(664%)
Comprehensive income	$2,278,123	$1,043,509	$1,234,614	118%

Revenue

Operating revenue for the six months ended June 30, 2016, which resulted primarily from medicine revenue and patient services revenue, was $8,700,868, an increase of 69% as compared with the operating revenue of $5,138,937 for the six months ended June 30, 2015. The increase was primarily a result of the number of treated inpatients growing to 7,148 patients, about 2,388 more than the 4,760 patients treated in six months ended June 30, 2015.

Costs and Expenses

Total costs and expenses were $6,190,924 for the six months ended June 30, 2016, an increase of $2,041,613 or 49% as compared to $4,149,311 for the same period of 2015. This increase was primarily due to significant increases in medical consumables of $498,867, and increases in cost of medicine supplies of approximately $723,681, and increase in salaries and benefits of $562,627.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $2,212,179 for the six months ended June 30, 2016, an increase of $723,681 or 49% as compared to $1,488,498 for the same period of 2015.

This increase was primarily due to significant increases in cost of Western medicine and Chinese medicine of $689,981. For the six months ended June 30, 2016, the cost of Western medicine and Chinese medicine were $2,153,432, as compared to $1,463,450 for the same period of 2015.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $817,278 for the six months ended June 30, 2016, an increase of $498,867 or 157% as compared to $318,411 for the same period of 2015.The increase was mainly a result of increase in materials expenses of $289,461 and increase in test reagent expense of $115,423.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $1,385,243 for the six months ended June 30, 2016, an increase of $562,627 or 68% as compared to $822,616 for the same period of 2015. The increase was mainly a result of increase in salaries expenses of $528,501.The number of employees was 452, an increase of 141 as compared to 311 for the same period of 2015.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities, Jiarun hospital has voluntarily paid income tax voluntary of $2,306 and $774 for the six months ended June 30, 2016 and 2015, respectively to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $2,509,944 for the six months ended June 30, 2016, as compared with operating income of $989,626 for the six months ended June 30, 2015.The Company’s net income for the six months ended June 30, 2016 was $2,512,395 representing an increase of $1,510,950 or 151%, over $1,001,445 for the six months ended June 30, 2015. The increases in income from operations and net income for the six months ended June 30, 2016 were primarily due to aforementioned changes in operating revenue and operating expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared for the company to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of June 30, 2016, the Company had $854,542 of cash and cash equivalents.

We are presently able to meet our obligations as they come due. As of June 30, 2016, we had non-controlling interest of $4,434,803 and shareholders’ equity of $5,254,865.

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

Cash Flows and Capital Resources

We believe that we will generate cash flow from our business, which, along with our available cash, will provide sufficient liquidity and financial flexibility. Our cash flows are summarized below:

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	3,422,358	563,369
Net cash used in investing activities	(2,867,507)	(2,363,627)
Net cash used in (provided by) financing activities	(43,524)	1,248,201
Effect of exchange rate fluctuation on cash and cash equivalents	(8,938)	6,858
Net (increase) decrease in cash and cash equivalents	502,389	(545,199)
Cash and cash equivalents, beginning of period	352,153	1,046,485
Cash and cash equivalents, ending of period	$854,542	$501,286

Net Cash provided by Operating Activities

For the six months ended June 30, 2016, we had positive cash flow from operating activities of $3,422,358, an increase of $2,858,989 from the same period of 2015, during which we had cash flow from operating activities of $563,369. The increase in net cash used in operating activities was mainly as a result of the net income for the six months ended June 30, 2016 increased by $1,510,950 as compared to the six months ended June 30, 2015, and the addition of a due to Amount due to related parties items totaling $1,287,348, which was due to the purchase and borrowing from related parties.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $2,867,507, compared to net cash used in investing activities of $2,363,627 for the six months ended June 30, 2015. The cash used in investing activities for the six months ended June 30, 2016 was mainly used for the purchase of medical equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 was $43,524, as compared to net cash provided by financing activities of $1,248,201 for the six months ended June 30, 2015. The cash provided by financing activities for the six months ended June 30, 2016 was mainly provided by proceeds from a short-term bank loan of $431,060 and payments on capital lease obligation of $1,512,487 and proceeds from capital lease of $961,408.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, may change the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether such changes will ever be implemented or when they may take effect.

In December 2014, our operations moved into the new building. We have finished most of the decoration of the new building, part of the expansion of medical facilities and purchases of new medical equipment. The hospital will need more medical facilities to update the medical equipment and acquire one pharmaceuticals wholesale and one medicine retail company. The new hospital building is being constructed by Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The building was leased from the related party by financial leasing, the price of the leasing agreement referred to the local market price and audited by the auditor. The Leasing terms consist of 30 payments. Each payment will be made on an annual basis when 7 million RMB per payment will be paid upfront for each leasing period. The first payment was made on September 1st, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the lesee to pay 3 million RMB as a deposit at the execution of the leasing agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the Lesee (Jiarun hospital). Up to June 30, 2016, we had paid approximately $485,476 for the construction of the new hospital. We borrowed the funds from our related company and banks. In addition to what we had paid for the new hospital building construction, we estimate the additional costs to complete the project and more medical facilities to update the medical equipment.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or issue any shares of unregistered securities during the three month period ended June 30, 2016.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date
/s/ Lihua. Sun	Chief Executive Officer	Aug 15, 2016
Lihua. Sun	(Principal Executive Officer)

/s/ Xuewei. Zhang	Chief Financial Officer	Aug 15, 2016
Xuewei. Zhang	(Principal Financial Officer)