Form 10-Q
period 2016-09-30
JRSIS HEALTH CARE Corp
filed 2016-11-14
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period           from to

Commission File Number: 333-194359

JRSIS HEALTH CARE CORPORATION.

(Exact name of Registrant as specified in its charter)

Florida	8099	46-4562047
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I. R. S. Employer Identification Number)

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

PART I – FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that can be expected for the year ended December 31, 2016.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$597,022	$352,153
Accounts receivable, net	2,395,083	2,009,469
Inventories	814,696	499,080
Other receivables	3,223	2,125
Prepayments	470,162	201,542
Amount due from related parties	1,577,383	1,080,236
Deferred expenses	67,641	63,034
Total current assets	5,925,210	4,207,639

Property and equipment, net	24,379,696	22,447,911
Long term deferred expenses	188,365	252,138
Deposits for capital leases	880,927	828,131
Total assets	$31,374,198	$27,735,819

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$912,583	$352,789
Short-term bank loan	434,768	-
Deposits received	5,988	6,666
Amount due to related parties	34,728	97,328
Other payable	26,911	78,307
Payroll payable	50,311	44,376
Capital lease obligations - current portion	2,174,016	1,881,200
Total current liabilities	3,639,305	2,460,666

Capital lease obligations	16,307,291	17,863,608
Other capital lease payable	607,580	-
Total liabilities	$20,554,176	$20,324,274

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 13,915,000 and 13,915,000 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	13,915	13,915
Additional Paid-in capital	1,132,423	1,132,423
Retained earnings	5,350,300	2,802,184
Other comprehensive income	(455,838)	(260,669)
Total shareholders’ equity of the Company	6,040,800	3,687,853
Non-controlling interest	4,779,222	3,723,692
Total shareholders’ equity	10,820,022	7,411,545
Total liabilities and shareholders’ equity	$31,374,198	$27,735,819

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue:
Medicine	$1,846,898	$1,388,861	$5,643,897	$3,790,553
Patient services	2,410,346	1,539,039	7,314,215	4,276,284
Total revenue	4,257,244	2,927,900	12,958,112	8,066,837
Operating costs and expenses:
Cost of medicine sold	1,161,959	836,741	3,374,138	2,325,239
Medical consumables	382,891	239,678	1,200,169	558,089
Salaries and benefits	720,860	491,110	2,106,103	1,313,726
Office supplies	70,142	136,260	220,380	236,950
Vehicle expenses	17,374	9,193	38,770	24,605
Utilities expenses	76,027	62,851	308,358	354,609
Advertising and promotion expenses	15,868	-	92,975	-
Interest expense	339,737	316,151	1,030,949	903,737
Professional fee	19,351	4,929	126,272	129,948
Depreciation	282,302	230,606	779,321	629,927
Total operating costs and expenses	3,086,511	2,327,519	9,277,435	6,476,830
Earnings from operations before other income and income taxes	1,170,733	600,381	3,680,677	1,590,007
Other income	(857)	(3,392)	3,900	9,201
Earnings from operations before income taxes	1,169,876	596,989	3,684,577	1,599,208
Income tax	866	925	3,172	1,699
Net income	1,169,010	596,064	3,681,405	1,597,509
Less: net income attributable to non-controlling interests	355,950	199,293	1,133,290	514,664
Net income attributable to the Company	$813,060	$396,771	$2,548,115	$1,082,845
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	11,530	81,019	77,759	68,756
Foreign currency translation adjustment attributable to the Company	27,126	189,157	195,169	159,356
Comprehensive income	$1,130,354	$325,888	$3,408,477	$1,369,397
Less: Comprehensive income attributable to non-controlling interests	344,420	118,274	1,055,531	445,908
Comprehensive income attributable to the Company	$785,934	$207,614	$2,352,946	$923,489
Basic and diluted earnings per share	$0.0584	$0.0288	$0.1831	$0.0783
Weighted average number of shares outstanding	13,915,000	13,788,872	13,915,000	13,830,915

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Nine Months Ended September30,
	2016	2015

Cash Flows from Operating Activities
Net income	$3,681,405	$1,597,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	779,321	629,927
Interest	1,030,949	903,737
Gain on disposal of fixed assets	-	(12,481)
Changes in operating assets and liabilities:
Accounts receivable, net	(445,404)	(1,042,058)
Inventories	(333,473)	(226,848)
Amount due from related parties	(531,897)	(65,498)
Prepayments and other current assets	(446,649)	(425,795)
Accounts payable	303,474	68,913
Amount due to related parties	(191,282)	(1,121,619)
Deposits received	(507)	525
Accrued expenses and other current liabilities	68,086	1,121,548
Net cash provided by operating activities	3,914,023	1,427,860

Cash Flows from Investing Activities
Purchases of fixed assets	(3,346,535)	(3,753,997)
Prepayment for fixed assets acquisition	428,106	566,997
Proceeds from disposal of fixed assets	-	45,355
Net cash used in investing activities	(2,918,429)	(3,141,645)

Cash Flows from Financing Activities
Proceeds from shareholders	-	178,048
Payments on capital lease obligation	(2,149,599)	(1,931,772)
Payments to related parties	-	(1,109,581)
Proceeds from related parties	75,985	-
Proceeds from capital lease	904,854	3,849,970
Short-term bank loan	421,331	-
Net cash (used in) provided by financing activities	(747,429)	986,665

Effect of exchange rate fluctuation on cash and cash equivalents	(3,296)	152,315
Net increase (decrease) in cash and cash equivalents	244,869	(574,805)

Cash and cash equivalents, beginning of period	352,153	1,046,485
Cash and cash equivalents, ending of period	$597,022	$471,680

Supplemental disclosure of cash flow information
Cash paid for income taxes	3,172	1,699
Cash paid for interest	1,030,949	903,737

 See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

JRSIS HEALTH CARE CORPORATION (the “Company” or “JHCC”) was incorporated on November 20, 2013, under the laws of the United States and the State of Florida. The general nature of the business shall be to engage in any and all lawful business permitted under the laws of the United States and the State of Florida.

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

Reorganization

On December 23, 2012, in accordance with the “Foreign Investment Enterprise Law” under the People’s Republic of China (“PRC”), Runteng and Jiarun entered into an agreement that Runteng and the original owner of Jiarun should invest a total of RMB50,000,000 ($7,496,005), in which Runteng and the original owner should contribute RMB35,000,000 ($5,247,203) or 70% and RMB15,000,000 ($2,248,801) or 30% of the total capital, respectively. According to the Article of Association (Joint venture investment agreement) and the amendment of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay RMB35,000,000 ($5,247,203) within five years after the issuance of the joint venture business license. As of June 30, 2016, Jiarun has received $1,081,000 from Runteng.

On March 7, 2013, JHCL acquired all 100 issued and outstanding shares of through share exchanges to obtain 100% controlling interests of Runteng.

On June 1, 2013, Junsheng Zhang, the owner of Jiarun, entered into a supplemental agreement with Runteng for the attribution of accumulated retained earnings of Jiarun. In which, the historical accumulated profit of Jiarun up to June 30, 2013, should be 100% attributed to Junsheng Zhang; the profit generated from Jiarun after July 1, 2013 should be attributed to Runteng and Junsheng Zhang on the basis of 70% and 30%, respectively.

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

The consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles (“U. S. GAAP”).

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

The preparation of unaudited consolidated financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the nine months ended September 30, 2016 and 2015, no customer accounted for more than 10% of net revenue. As of September 30, 2016 and December 31, 2015, 2 and 1 customer accounted for more than 10% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

There were no transfers between level 1, level 2 or level 3 measurements for the nine months ended September 30, 2016 and 2015.

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

Patient Services

In accordance with the medical licenses of Jiarun, the approved medical patient service scope of the Company includes medical consulting, surgery, obstetrics and gynecology, pediatrics, anesthesia, clinic laboratory, medical imaging, and traditional Chinese medicine, etc.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $3,172 and $1,699 for the nine months ended September 30, 2016 and 2015, respectively to support the local tax bureau’s economical obligations.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendment in this update affect entities with transactions included within the scope of Topic 606, The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, The amendments in ASU 2016-10 provide more detailed guidance, including additional implementation guidance and examples in the following key areas: 1) identifying performance obligations and 2) licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12 a proposed Update, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, on September 30, 2015. The amendments do not change the core principles of the standard, but clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain transition matters. This update becomes effective concurrently with ASU No. 2014-09. The Company is currently evaluating the effect of this new standard, including the transition method, to determine the impact on the Company's consolidated financial position, results of operations, cash flows, or related disclosures.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). The standard is intended to address diversity in practice and complexity in financial reporting, particularly for intra-entity transfers of intellectual property. ASU 2016-16 will be effective for the Company beginning with the interim periods of fiscal 2018 and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining timing of adoption and assessing the impact of ASU 2016-16 on its consolidated financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. Accounts Receivable, Net

	September 30	December 31
	2016	2015
	(Unaudited)
Accounts receivable	$2,420,195	$2,035,271
Less: allowance for doubtful debts	25,112	25,802
	$2,395,083	$2,009,469

The Company experienced nil bad debts during nine months ended September 30, 2016 and December 31, 2015.

NOTE 4. Inventories

At September 30, 2016 and December 31, 2015, inventories consist of the following:

	September 30	December 31
	2016	2015
	(Unaudited)
Western medicine	$545,563	$377,989
Chinese herbal medicine	10,131	6,590
Medical material	1,198	111,808
Other material	257,804	2,693
	$814,696	$499,080

NOTE 5. Prepayment

At September 30, 2016 and December 31, 2015 prepayment consists of the following:

	September 30	December 31
	2016	2015
	(Unaudited)
Deposits on medical equipment	$399,069	$38,952
Heating fees	-	92,535
Others	71,093	70,055
	$470,162	$201,542

NOTE 6. Property and Equipment

At September 30, 2016 and December 31, 2015, property and equipment, at cost, consist of:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Transportation equipment	$745,102	$765,592
Medical equipment	9,635,489	7,047,404
Electrical equipment	1,234,482	799,045
Office equipment and others	95,571	87,110
Buildings	14,558,464	14,958,817
Software	142,668	87,957
Total fixed assets at cost	26,411,776	23,745,925
Accumulated depreciation	(2,032,080)	(1,298,014)
Total fixed assets, net	$24,379,696	$22,447,911

The Company recorded depreciation expense of $779,321 and $629,927 for the nine months ended September 30, 2016 and 2015, and $282,302 and $230,606 for the three months ended September 30, 2016 and 2015, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. Long term deferred expenses

On May 7, 2015, July 3, 2015 and October 16, 2015, Jiarun entered into three lease agreements to lease medical equipment from Hair Finance Leasing(China) Co., Ltd. (“Hair”), a third party, for a five-year period, in which Jiarun is required to pay a consulting fee to Hair for the services provided over the five years. The consulting fee paid but attributable to the current and subsequent accounting periods was accounted for as deferred expenses and long term deferred expenses. The current portion of the prepaid consulting fee was recorded as deferred expenses $67,641 and $63,034 as of September 30, 2016 and December 31, 2015. The long-term deferred expenses were $188,365 and $252,138 as of September 30, 2016 and December 31, 2015.

The Company recorded the consulting fee of $51,425 and $12,764 for the nine months ended September 30, 2016 and 2015, and $16,912 and $7,923 for the three months ended September 30, 2016 and 2015, respectively.

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

The leasing agreement for our hospital building contains the following provisions:

•	Rental payments of RMB7,000,000 (equivalent to $1,049,441) per year, payable at the beginning of September 2014.

•	An option allowing the lessor to extend the lease for thirty years beyond the last renewal option exercised by the Company.

•	A guarantee by the Company that the lessor will realize $nil, from selling the asset at the expiration of the lease This lease is a capital lease because its term (30 years) exceeds 75% of the building’s estimated economic life. In addition, the present value ($15,185,032) of the minimum lease payments exceeds 90% of the fair value of the building ($15,721,295).

•	Accumulated annual amounts resulting from applying an interesting rate 6.55% to the balance of the lease obligation at the beginning of each year. The lease obligation is increased by the amount of the prior year’s interest, the amount of the net rental payment at the beginning of each year; and this amount represents the guaranteed residual value at the end of the lease term.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases (Continued)

The future minimum lease payments for annual capital lease obligation as of September 30, 2016 are as follows:

Year	Amounts (Unaudited)
2016	$1,310,344
2017	2,090,976
2018	1,460,508
Thereafter	13,619,479
Total	$18,481,307

The Company recorded finance lease fees of $1,028,871 and $893,883 for the nine months ended September 30, 2016 and 2015, and $349,488 and $325,062 for the three months ended September 30,2016 and 2015, respectively.

NOTE 9. Short-term Bank Loan

	September 30	December 31
	2016	2015
	(Unaudited)
Short- term bank loan	$434,768	$-

As of September 30, 2016, the above bank loan was for working capital and capital expenditure purposes. The loan was primarily obtained from Harbin Bank with interest rate of 6.09% per annum, the contract was signed from December 25, 2015 to December 24, 2016, and the loan was received on January 4, 2016. The interest expenses were $19,384 and $28,030 for the nine months ended September 30, 2016 and 2015, respectively, and $6,775 and $9,265 for the three months ended September 30, 2016 and 2015, respectively.

NOTE 10. Non-controlling Interests

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds 70% interest of Jiarun as of September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, NCI in the consolidated balance sheet was $4,779,222 and $3,723,692, respectively. For the nine months ended September 30, 2016, the comprehensive income attributable to shareholders’ equity and NCIs is $2,352,946 and $1,055,531, respectively. For the nine months ended September 30, 2015, the comprehensive income attributable to shareholders’ equity and NCI is $923,489 and $445,908, respectively. For the three months ended September 30, 2016, the comprehensive income attributable to shareholders’ equity and NCIs is $785,934 and $344,420, respectively. For the three months ended September 30, 2015, the comprehensive income attributable to shareholders’ equity and NCI is $207,614 and $118,274 respectively.

NOTE 11. Revenue

The Company’s revenue consists of medicine sales and patient care revenue.

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$4,332,469	$2,980,213
Chinese medicine	1,093,906	710,009
Herbal medicine	217,522	100,331
Total medicine	$5,643,897	$3,790,553

Patient services:
Medical consulting	$3,772,599	$2,117,967
Medical treatment	3,413,746	2,131,441
Others	127,870	26,876
Total patient services	$7,314,215	$4,276,284

	$12,958,112	$8,066,837

	Three Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$1,440,135	$1,089,956
Chinese medicine	340,944	263,576
Herbal medicine	65,819	35,329
Total medicine	$1,846,898	$1,388,861

Patient services:
Medical consulting	$1,222,847	$802,512
Medical treatment	1,146,895	728,002
Others	40,604	8,525
Total patient services	$2,410,346	$1,539,039

	$4,257,244	$2,927,900

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

Hong Kong

Runteng was incorporated in Hong Kong and is subject to Hong Kong profits tax. Runteng is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16. 5%.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $3,172 and $1,699 for the nine months ended September 30, 2016 and 2015, respectively to support the local tax bureau's economical obligations.

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

(d) Harbin Jiarun Pharmacy Co., Limited owned by Junsheng Zhang

(e) Heilongjiang Province Runjia Medical Equipment Company Limited owned by Junsheng Zhang

(f) Jiarun Super Market Co., Ltd. owned by Junsheng Zhang

(g) Harbin Qi-run pharmacy limited owned by Junsheng Zhang

(h) Yanhua Xing and Weiguang Song, the former shareholder of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
Name of related parties	2016	2015
Harbin Baiyi Real Estate Development Co., Ltd,	$1,527,383	$1,030,236
Junsheng Zhang	46,500	46,500
Yanhua Xing	2,450	2,450
Weiguang Song	1,050	1,050
	$1,577,383	$1,080,236

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. Related Party Transactions (Continued)

Amount due from Baiyi was mainly represented the deposit for the new outpatient building which was constructed by Baiyi. The Company signed a purchase agreement with Baiyi to acquire the first to eight floor of a building which is under construction by Baiyi and expected to be completed before December 31, 2016. The total amount for the purchased property is approximately RMB63,900,000 ($9,579,894). The Company had paid a deposit of RMB6,500,000 on November 26, 2015, and a further deposit of RMB3,500,000 ($524,720) was paid in August and September of 2016.

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to be paid.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
Name of related parties	2016	2015
Heilongjiang Dahua Medicine Wholesale Co., Ltd	$-	$59,424
Heilongjiang Province Runjia Medical Equipment Co., Ltd	31,031	32,742
Harbin Qirun pharmacy Co., Ltd	3,697	-

Junsheng Zhang	-	5,162
	$34,728	$97,328

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

Related parties’ transactions

Purchase of medicine and medical material from related parties consisted of the following for the periods indicated:

	For nine months ended September 30,
Name of related parties	2016	2015
Heilongjiang Dahua Medicine Wholesale Co., Ltd	$552,682	$441,509
Harbin Jiarun Pharmacy Co., Ltd	143,530	216,574
Heilongjiang Province Runjia Medical Equipment Co., Ltd	58,899	95,559
Harbin Qi-run pharmacy Co., Ltd	19,185	30,498
	$774,296	$784,140

Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of September 30, 2016, the Company has balance of deposits for capital leases and capital lease obligations of $449,760 and $13,204,506 respectively. As of December 31, 2015, the Company has balance of deposits for capital leases and capital lease obligations of $462,129 and $13,975,067, respectively.

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

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$2,548,115	$1,082,845
Denominator:
Basic and diluted weighted-average number of shares outstanding	13,915,000	13,830,915
Net income per share:
Basic and diluted	$0.1831	$0.0783

NOTE 15.  Contingencies and Commitment

There was no contingency as of September 30, 2016 and December 31, 2015.

Capital commitment for purchase of a new outpatient building from Baiyi (note 13) was approximately $9,579,894 and $nil as of September 30, 2016 and December 31, 2015.

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

Critical Accounting Policies and Management Estimates

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with the United States generally accepted accounting principles ("U. S. GAAP"). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of unaudited consolidated financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

Patient Services

In accordance with the medical licenses of Jiarun, the approved medical patient service scope of the Company includes medical consulting, surgery, obstetrics and gynecology, pediatrics, anesthesia, clinic laboratory, medical imaging, and traditional Chinese medicine, etc.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $3,172 and $1,699 for the nine months ended September 30, 2016 and 2015, respectively to support the local tax bureau's economical obligations.

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

Results of Operations for Three Months Ended September 30, 2016 and 2015

The following table shows key components of the results of operations during three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change
	2016	2015	$	%

Revenue:
Medicine	$1,846,898	$1,388,861	$458,037	33%
Patient services	2,410,346	1,539,039	871,307	57%
Total revenue	4,257,244	2,927,900	1,329,344	45%
Operating costs and expenses:
Cost of medicine sold	1,161,959	836,741	325,218	39%
Medical consumables	382,891	239,678	143,213	60%
Salaries and benefits	720,860	491,110	229,750	47%
Office supplies	70,142	136,260	(66,118)	(49)%
Vehicle expenses	17,374	9,193	8,181	89%
Utilities expenses	76,027	62,851	13,176	21%
Advertising and promotion expenses	15,868	-	15,868	NA
Interest expense	339,737	316,151	23,586	7%
Professional fee	19,351	4,929	14,422	293%
Depreciation	282,302	230,606	51,696	22%
Total operating costs and expenses	3,086,511	2,327,519	758,992	33%
Earnings from operations before other income and income taxes	1,170,733	600,381	570,352	95%
Other income	(857)	(3,392)	2,535	75%
Earnings from operations before income taxes	1,169,876	596,989	572,887	96%
Income tax	866	925	(59)	(6)%
Net income	1,169,010	596,064	572,946	96%
Less: net income attributable to non-controlling interests	355,950	199,293	156,657	79%
Net income attributable to the Company	$813,060	396,771	416,289	105%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	11,530	81,019	(69,489)	(86)%
Foreign currency translation adjustment attributable to the Company	27,126	189,157	(162,031)	(86)%
Comprehensive income	$1,130,354	$325,888	$804,466	247%

Revenue

Operating revenue for the three months ended September 30, 2016, which resulted primarily from medicine revenue and patient services revenue, was $4,257,244, an increase of 45% as compared with the operating revenue of $2,927,900 for the three months ended September 30, 2015. The increase was primarily a result of the number of treated inpatients growing to 3,410 patients, about 842 more than the 2,568 patients treated in three months ended September 30, 2015.

Costs and Expenses

Total costs and expenses were $3,086,511 for the three months ended September 30, 2016, an increase of $758,992 or 33% as compared to $2,327,519 for the same period of 2015. This increase was primarily due to significant increase of cost of medicine sold of $325,218, medical consumables of $143,213, salaries and benefits of $229,750.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $1,161,959 for the three months ended September 30, 2016, an increase of $325,218 or 39% as compared to $836,741 for the same period of 2015. This increase was primarily due to significant increases in sales of Western medicine and Chinese medicine. For the three months ended September 30, 2016, the cost of Western medicine and Chinese medicine were $1,136,255 as compared to $823,243 for the same period of 2015.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $382,891 for the three months ended September 30, 2016, an increase of $143,213 or 60% as compared to $239,678 for the same period of 2015. The increase was mainly a result of increase in materials expenses of $113,245.

Salaries and benefits

Salaries and benefits mainly consist of salary expenses, and social insurance expenses. Total salaries and benefits were $720,860 for the three months ended September 30, 2016, an increase of $229,750 or 47% as compared to $491,110 for the same period of 2015. The increase was mainly a result of increase in salaries expenses of $211,027 and increase in social insurance expenses of $18,739. The number of employees was 479, an increase of 106 as compared to 373 for the same period of 2015.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities. Jiarun hospital has voluntarily paid income tax of $866 and $925 for the three months ended September 30, 2016 and 2015, respectively to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $1,170,733 for the three months ended September 30, 2016, as compared with operating income of $600,381 for the three months ended September 30, 2015. The Company’s net income for the three months ended September 30, 2016, was $1,169,010 representing an increase of $572,946 or 96%, over $596,064 for the three months ended September 30, 2015. The increases in income from operations and net income for the three months ended September 30, 2016, were primarily due to aforementioned changes in operating revenue and operating expenses.

Results of Operations for the nine months Ended September 30, 2016 and 2015

The following table shows key components of the results of operations during nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Change
	2016	2015	$	%

Revenue:
Medicine	$5,643,897	$3,790,553	$1,853,344	49%
Patient services	7,314,215	4,276,284	3,037,931	71%
Total revenue	12,958,112	8,066,837	4,891,275	61%
Operating costs and expenses:
Cost of medicine sold	3,374,138	2,325,239	1,048,899	45%
Medical consumables	1,200,169	558,089	642,080	115%
Salaries and benefits	2,106,103	1,313,726	792,377	60%
Office supplies	220,380	236,950	(16,570)	(7)%
Vehicle expenses	38,770	24,605	14,165	58%
Utilities expenses	308,358	354,609	(46,251)	(13)%
Advertising and promotion expenses	92,975	-	92,975	NA
Interest expense	1,030,949	903,737	127,212	14%
Professional fee	126,272	129,948	(3,676)	(3)%
Depreciation	779,321	629,927	149,394	24%
Total operating costs and expenses	9,277,435	6,476,830	2,800,605	43%
Earnings from operations before other income and income taxes	3,680,677	1,590,007	2,090,670	131%
Other income	3,900	9,201	(5,301)	(58)%
Earnings from operations before income taxes	3,684,577	1,599,208	2,085,369	130%
Income tax	3,172	1,699	1,473	87%
Net income	3,681,405	1,597,509	2,083,896	130%
Less: net income attributable to non-controlling interests	1,133,290	514,664	618,626	120%
Net income attributable to the Company	$2,548,115	$1,082,845	$1,465,270	135%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	77,759	68,756	9,003	13%
Foreign currency translation adjustment attributable to the Company	195,169	159,356	35,813	22%
Comprehensive income	$3,408,477	$1,369,397	$2,039,080	149%

Revenue

Operating revenue for the nine months ended September 30, 2016, which resulted primarily from medicine revenue and patient services revenue, was $12,958,112, an increase of 61% as compared with the operating revenue of $8,066,837 for the nine months ended September 30, 2015. The increase was primarily a result of the number of treated inpatients growing to 10,558 patients, about 3,230 more than the 7,328 patients treated in nine months ended September 30, 2015.

Costs and Expenses

Total costs and expenses were $9,277,435 for the nine months ended September 30, 2016, an increase of $2,800,605 or 43% as compared to $6,476,830 for the same period of 2015. This increase was primarily due to significant increases in medical consumables of $641,080, and increases in cost of medicine supplies of approximately $1,048,899, and increase in salaries and benefits of $792,377.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $3,374,138 for the nine months ended September 30, 2016, an increase of $1,048,899 or 45% as compared to $2,325,239 for the same period of 2015. This increase was primarily due to significant increases in cost of Western medicine and Chinese medicine of $1,002,993. For the nine months ended September 30, 2016, the cost of Western medicine and Chinese medicine were $3,289,686, as compared to $2,286,693 for the same period of 2015.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $1,200,169 for the nine months ended September 30, 2016, an increase of $642,080 or 115% as compared to $558,089 for the same period of 2015. The increase was mainly a result of increase in materials expenses of $402,706 and increase in test reagent expense of $58,029.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $2,106,103 for the nine months ended September 30, 2016, an increase of $792,377 or 60% as compared to $1,313,726 for the same period of 2015. The increase was mainly a result of increase in salaries expenses of $739,528. The number of employees was 461, an increase of 129 as compared to 332 for the same period of 2015.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities, Jiarun hospital has voluntarily paid income tax voluntary of $3,172 and $1,699 for the nine months ended September 30, 2016 and 2015, respectively to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $3,680,677 for the nine months ended September 30, 2016, as compared with operating income of $1,590,007 for the nine months ended September 30, 2015. The Company’s net income for the nine months ended September 30, 2016, was $3,681,405 representing an increase of $2,083,896 or 130%, over $1,597,509 for the nine months ended September 30, 2015. The increases in income from operations and net income for the nine months ended September 30, 2016 were primarily due to aforementioned changes in operating revenue and operating expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared for the Company to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of September 30, 2016, the Company had $597,022 of cash and cash equivalents.

We are presently able to meet our obligations as they come due. As of September 30, 2016, we had non-controlling interest of $4,779,222 and shareholders’ equity of $6,040,800.

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

Cash Flows and Capital Resources

We believe that we will generate cash flow from our business, which, along with our available cash, will provide sufficient liquidity and financial flexibility. Our cash flows are summarized below:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	3,914,023	1,427,860
Net cash used in investing activities	(2,918,429)	(3,141,645)
Net cash (used in) provided by financing activities	(747,429)	986,665
Effect of exchange rate fluctuation on cash and cash equivalents	(3,296)	152,315
Net decrease(increase) in cash and cash equivalents	244,869	(574,805)
Cash and cash equivalents, beginning of period	352,153	1,046,485
Cash and cash equivalents, ending of period	$597,022	$471,680

Net Cash provided by Operating Activities

For the nine months ended September 30, 2016, we had positive cash flow from operating activities of $3,914,023, an increase of $2,486,163 from the same period of 2015, during which we had cash flow from operating activities of $1,427,860. The increase in net cash used in operating activities was mainly as a result of the net income for the nine months ended September 30, 2016 increased by $2,083,896 as compared to the nine months ended September 30, 2015, and the addition of a due to Amount due to related parties items totaling $930,337, which was due to the purchase and borrowing from related parties.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $2,918,429, compared to net cash used in investing activities of $3,141,645 for the nine months ended September 30, 2015. The cash used in investing activities for the nine months ended September 30, 2016, was mainly used for the purchase of medical equipment.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016, was $747,429, as compared to net cash provided by financing activities of $986,665 for the nine months ended September 30, 2015. The cash used in financing activities for the nine months ended September 30, 2016, was mainly from a short-term bank loan of $421,331, payments on capital leases obligation of $2,149,599 and proceeds from capital lease of $904,854.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, may change the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether such changes will ever be implemented or when they may take effect.

In December 2014, our operations moved into the new building. We have finished most of the decoration of the new building, part of the expansion of medical facilities and purchases of new medical equipment. The hospital will need more medical facilities to update the medical equipment and acquire one pharmaceuticals wholesale and one medicine retail company. The new hospital building is being constructed by Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The building was leased from the related party by financial leasing, the price of the leasing agreement referred to the local market price and audited by the auditor. The Leasing terms consist of 30 payments. Each payment will be made on an annual basis when 7 million RMB per payment will be paid upfront for each leasing period. The first payment was made on September 1, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the lessee to pay 3 million RMB as a deposit at the execution of the leasing agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6. 55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the lessee (Jiarun hospital). Up to September 30, 2016, we had paid approximately $485,476 for the construction of the new hospital. We borrowed the funds from our related company and banks. In addition to what we had paid for the new hospital building construction, we estimate the additional costs to complete the project and more medical facilities to update the medical equipment.

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

ITEM 2.        UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or issue any shares of unregistered securities during the three month period ended September 30, 2016.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.        OTHER INFORMATION

Not applicable

ITEM 5.        EXHIBITS

 INDEX TO EXHIBITS

Exhibit	Description
31. 1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31. 2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32. 1	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32. 2	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION (Registrant)

Signature	Title	Date

Lihua. Sun	Chief Executive Officer
/s/ Lihua. Sun	(Principal Executive Officer)	November 14, 2016

Xuewei. Zhang	Chief Financial Officer
/s/ Xuewei. Zhang	(Principal Financial Officer)	November 14, 2016