Form 10-K
period 2016-12-31
JRSIS HEALTH CARE Corp
filed 2017-03-29
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

(Mark One)

FORM10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Heilongjiang Province, China 150025

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including areacode0086-451-56888933

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule405 of the Securities Act. ☐Yes No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule12 b-2 of the Act). Yes☐ No☑

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

As of March 29, 2017, there were 13,915,000 shares of the registrant’s common stock outstanding.

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

None

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

On November 20, 2013, the officer of Jiarun Hospital established JRSIS HEALTH CARE CORPORATION, a Florida corporation (“JHCC” or the “Company”). On February 25, 2013, the officer of Jiarun Hospital established JRSIS HEALTH CARE LIMITED ("JHCL"), a wholly owned subsidiary of the Company. On September 17, 2012, the officer of Jiarun Hospital established Runteng Medical Group Co., Ltd (“Runteng”), a wholly owned subsidiary of JHCL. Runteng, a Hong Kong registered Investment Company, holds a seventy percent (70%) ownership interest in Harbin Jiarun Hospital Company Ltd, a Heilongjiang registered company.

On December 20, 2013, the Company acquired One Hundred Percent (100%) of the issued and outstanding capital stock of JRSIS Health Care Limited, a privately held Limited Liability Company registered in the British Virgin Islands (“JHCL”) for Twelve Million (12,000,000) shares of our common stock. JHCL, through its wholly owned subsidiary, Runteng Medical Group Co., Ltd (“Runteng”), holds majority ownership in Harbin Jiarun Hospital Co., Ltd, a company duly incorporated, organized and validly existing under the laws of China (“Jiarun”). As the parent company, JHCC relies on Jiarun Hospital to conduct One Hundred Percent (100%) of our businesses and operations.

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

As is common in China, we generate revenues from providing both patients services and the sale of medicine, these two areas respectively making up 56% and 44% of the total revenues for the year ended December 31, 2016, 54% and 46% of the total revenues for the year ended December 31, 2015.

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

Given the nature of this revenue source of the Company’s business, and the applicable rules guiding revenue recognition, the revenue recognition practices for the sale of medicine do not contain estimates that materially affect results of operations nor any policy for return of products.

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

During the in-patient services period, the Company recognizes revenue when the patient service is provided and deducts the cost of service from the deposit received. The Company records these transactions based on daily reports generated by the respective medical department. When medical services exceed patient deposits received, the Company records revenue and accounts receivable when the patient services are provided.

When patients check out from the hospital, the Company calculates and determines the remaining deposit, if any, and refunds the unused portion of the deposit to the patients. In the case where the patients have a balance in accounts receivable during the in-patient period, accounts receivable are required to be paid in full at checkout.

Patients covered by social insurance will receive a portion or full medical services reimbursed or paid by the social insurance agencies via prepaid cards or the insurance claim settlement process.

 For the recent two years, the Company’s revenue has been growing at a compound rate of approximately 73% annually. We have secured a new, much larger location to allow for our fast organic growth. Our operations moved into the new building in December of 2014.

The hospital building, which was put into use in December 2014, is being constructed by Harbin Baiyi Real Estate Development Co., Ltd (“the Leasor”), which is owned by Junsheng Zhang, a related party. The Company leases from the Leasor by financial leasing, the price of leasing agreement referred to the local market price and audited by the auditor. The Leasing terms consist of 30 payments. Each payment will be made on an annual basis when RMB7,000,000 per payment will be paid upfront for each leasing period. The first payment was made on September 1st, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the Leasee to pay 3 million RMB as deposit at the execution of the Leasing Agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the leased property will be transferred to Jiarun.

After our operations were moved into the new hospital building in December 2014, JHCC established an Intensive Care Unit and a Hemodialysis Center department.

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

Customers

The Company has successfully marketed our value proposition to a large number of corporate customers as well as individual customers. We are in direct competition with two government-owned hospitals in the Hulan district of Harbin City. Management believes we are able to offer a more comprehensive examination menu at competitive prices, and provide an affordable “one-stop” service to our corporate customers who contract us to provide healthcare services to their employees and clients across the country. We are also able to provide our customers with satisfying experiences by providing customized services, streamlined processes, access to advanced equipment, a comfortable environment, customer services-oriented staff and greater privacy, characteristics which are highly valued by our corporate and individual customers.

Suppliers

Over the years of operations, we have developed a solid and reliable image and reputation with the general public and the medical academia and industry. Leveraging our positive track record and brand name, we have established supplier relationships with a number of well-known local and international healthcare and financial companies and medical academia. The following are some of the most recognized supplier’s name the hospitals have established working relationships with:

Company	Content of cooperation
Jilin kaixin Electronic Technology Co., Ltd.	Supplier of Medical Equipment
Harbin ChengYe Economic and Trade Co., Ltd.	Supplier of Medical Equipment
Heilongjiang Dahua Pharmaceutical Co., Ltd.	Supplier of Medical
Shenyang MuXiang trading Co., Ltd.	Supplier of Medical Equipment
Otis Elevator (China) Co., Ltd.	Supplier of Equipment
Hebei Wanrui Medical Devices Co., Ltd	Supplier of Equipment
De Yi Lin Medical Equipment (Shanghai) Co., Ltd.	Supplier of Medical Equipment
Harbin BaoYue medical equipment sales co., Ltd.	Supplier of Medical Equipment and reagent
Harbin Jiarun Pharmacy Co., Ltd.	Supplier of Medical
Harbin Shengtai Pharmaceutical Co., Ltd.	Supplier of Chinese Herbal Medicine
Harbin Zhengda Longxiang Pharmaceutical Co., Ltd.	Supplier of Medical
General Electric Medical Systems Trade and development (Shanghai) Co., Ltd.	Supplier of Medical Equipment
Harbin Huitongyuan Economic and Trade Co., Ltd	Supplier of Medical reagent
Changchun LangHuawei Biological Technology Co., Ltd	Supplier of Medical reagent and healthcare material
Sinopharm Heilongjiang Co., Ltd.	Supplier of Medical
Harbin Pharmaceutical Group	Supplier of Medical
Heilongjiang Haishuo Pharmaceutical Co., Ltd.	Supplier of Medical
Zhejiang Fengan Biopharmaceuticals Co., Ltd	Supplier of Medical and healthcare material
Heilongjiang XinLong Pharmaceutical Co., Ltd.	Supplier of Medical
Heilongjiang RunJia Medical Equipment Co., Ltd.	Supplier of Medical Equipment
Harbin Zhongpeng Pharmaceutical Co., Ltd	Supplier of Medical

Competition

We compete with two government-owned hospitals in the city of Harbin. We believe that we will be able to effectively compete with them because we:

●	Extensive marketing tactics will reach a large segment of customers

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

PRC Laws and Regulations Affecting Our Business

Healthcare providers in China are required to comply with many laws and regulations at the national and local government levels. These laws and regulations include the following:

■	We must register with and maintain an operating license from the local Administration of Health. We are subject to review by the local Administration of Health at an annual inspection.

■	Personnel and employees directly performing medical services in medical institutions are required to obtain qualification certificates.

■	Pursuant to the Interim Provisions on the Administration of Medical Examinations, or the Medical Examination provisions, issued in August 2009 by the NHFPC, the NHFPC or its local branches are responsible for the regulation of medical examination activities. Medical institutions that plan to operate medical examination businesses should apply to the NHFPC or its local branches for the approval of such medical examination business and register such business with the NHFPC or its local branches by including the business in their medical institution practicing licenses.

■	Pursuant to the Rules on Administration of Radiation-related Diagnose and Treatment issued in January 2006 by the NHFPC, medical institutions that plan to conduct radiation-related diagnosis and treatment businesses should apply to the NHFPC or its local branches and obtain radiation-related diagnosis and treatment licenses. JHCC, which engages in radiation-related diagnosis and treatment business, has obtained radiation-related diagnosis and treatment licenses.

■	All waste materials from our hospital must be properly collected, sterilized, deposited, transported and disposed of. We are required to keep records of the origin, type and amount of all waste materials generated by our hospital.

■	We must have at least 20 beds and at least 14 medical professionals on staff, including three doctors and five nurses.

■	We must establish and follow protocols to prevent medical malpractice. The protocols require us to:

o	insure that patients are adequately informed before they consent to medical operations or procedures;

o	maintain complete medical records which are available for review by the patient, physicians and the courts;

o	voluntarily report any event of malpractice to a local government agency;

o	support the medical services we provide in any administrative investigation or litigation.

If we fail to comply with applicable laws and regulations, we could suffer penalties, including the loss of our license to operate.

Before we can acquire a hospital or a company in the healthcare field in the PRC, we will be required to submit an application to the PRC Ministry of Commerce. As part of the application we must submit a number of documents, including:

Item 1.	Business - continued

·	Our financial statements and the financial statements of the company we propose to acquire,

·	A copy of the business license of the company we propose to acquire,

·	Evidence that the shareholders of the company we propose to acquire have approved the transaction, and

·	An appraisal, conducted by an independent party, of the value of the company we propose to acquire.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $4,059 and $2,604 for the years ended December 31, 2016 and 2015, respectively to the local tax bureau.

Employees

As of December 31, 2016, we have 499 employees, consisting of 149 licensed doctors and 35 surgeons and 3 dentists, 37 drug management staff, 218 nurses, supported by 57 non-medical employees. None of our employees are represented by a labor union or similar collective bargaining organization.

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

We do not maintain any business liability insurance. Insurance companies in China offer limited business insurance products. While business liability insurance is available to a limited extent in China, we have determined that the risks, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to purchase such insurance. Product or medical malpractice liability or uninsured damage to any of our medical centers or the medical equipment in our medical centers could result in significant disruption to the operation of our medical centers and result in a material adverse effect to our business, financial condition and results of operations.

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

We conduct our business in Renminbi (“RMB”), thus our functional currency is the RMB, while our reporting currency is the U.S. dollar. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, the political situation as well as economic policies and conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under that policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximate 21% appreciation of the RMB against the U.S. dollar between 2005 and 2008. However, the PRC government decided to re-peg the RMB to U.S. dollars in response to the financial crisis in 2008. On June 19, 2010, China ended the pegging of the RMB to the U.S. dollar, allowing for a greater flexibility of its exchange rate. There remains significant international pressure on the significant appreciation of the RMB against the U.S. dollar. To the extent any of our future revenues are denominated in currencies other than the United States dollar, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

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

The percentage ownership information shown in the table below is calculated based on 13,915,000 shares of our common stock issued and outstanding as of December 31, 2016. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

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

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Florida Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We paid dividends on our common stock in 2013. We do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

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

We lease our new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The property was leased from the related party by financial leasing. The price of the leasing agreement referred to the local market price and audited by the auditor. The Leasing terms consist of 30 payments. Each payment will be made on an annual basis when 7 million RMB per payment will be paid upfront for each leasing period. The first payment was made on September 1st, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the leasee to pay 3 million RMB as deposit at the execution of the Leasing Agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the Leasee (Jiarun hospital). We are using the new hospital building now, having moved into it in December of 2014.

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

Holders of Securities

As of March 29, 2017, we had 101 recorded shareholders and 13,915,000 outstanding shares of common stock, par value $0.001. We have 1,589,000 plus the 326,000 shares registered pursuant to the S-1, which of our outstanding shares are eligible for sale pursuant to Rule 144.

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

None

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

On November 20, 2013, Junsheng Zhang, the officer of Jiarun Hospital established JRSIS HEALTH CARE CORPORATION, a Florida corporation (“JHCC” or the “Company”). On February 25, 2013, the officer of Jiarun Hospital established JRSIS HEALTH CARE LIMITED ("JHCL"), a wholly owned subsidiary of the Company. On September 17, 2012, the officer of Jiarun Hospital established Runteng Medical Group Co., Ltd (“Runteng”), a wholly owned subsidiary of JHCL. Runteng, a Hong Kong registered Investment Company, holds a seventy percent (70%) ownership interest in Harbin Jiarun Hospital Company Ltd, a Heilongjiang registered company.

On December 20, 2013, the Company acquired One Hundred Percent (100%) of the issued and outstanding capital stock of JRSIS Health Care Limited, a privately held Limited Liability Company registered in the British Virgin Islands (“JHCL”) for Twelve Million (12,000,000) shares of our common stock. JHCL, through its wholly owned subsidiary, Runteng Medical Group Co., Ltd (“Runteng”), holds majority ownership in Harbin Jiarun Hospital Co., Ltd, a company duly incorporated, organized and validly existing under the laws of China (“Jiarun”). As the parent company, JHCC relies on Jiarun Hospital to conduct One Hundred Percent (100%) of our businesses and operations.

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

Patients covered by social insurance will receive a portion or full medical services reimbursed or paid by the social insurance agencies via prepaid cards or the insurance claim settlement process.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $4,059 and $2,604 for the years ended December 31, 2016 and 2015, respectively to support the local tax bureau's economical obligations.

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

Results of Operations for the Years Ended December 31, 2016 and 2015

The following table shows key components of the results of operations during the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,		Change
	2016	2015	$	%
Revenue:
Medicine	$7,998,195	$5,503,971	$2,494,224	45%
Patient services	10,120,550	6,368,432	3,752,118	59%
Total revenue	18,118,745	11,872,403	6,246,342	53%
Operating costs and expenses:
Cost of medicine sold	4,882,316	3,331,264	1,551,052	47%
Medical consumables	1,747,917	839,702	908,215	108%
Salaries and benefits	2,861,888	1,876,362	985,526	53%
Office supplies	378,691	351,353	27,338	8%
Vehicle expenses	56,605	36,013	20,592	57%
Utilities expenses	443,054	491,209	(48,155)	(10%)
Advertising and promotion expenses	119,156	-	119,156	NA
Interest expense	1,384,826	1,244,185	140,641	11%
Professional fee	140,059	200,904	(60,845)	(30%)
Depreciation	1,081,123	871,948	209,175	24%
Total operating costs and expenses	13,095,635	9,242,940	3,852,695	42%
Earnings from operations before other income and income taxes	5,023,110	2,629,463	2,393,647	91%
Other income	934	9,321	(8,387)	(90%)
Earnings from operations before income taxes	5,024,044	2,638,784	2,385,260	90%
Income tax	4,059	2,604	1,455	56%
Net income	5,019,985	2,636,180	2,383,805	90%

Other comprehensive income:
Foreign currency translation adjustment	(744,676)	(392,923)	(351,753)	90%
Comprehensive income	$4,275,309	$2,243,257	$2,032,052	91%

Revenue

Operating revenue for the year ended December 31, 2016, which resulted primarily from medicine revenue and patient services revenue, was $18,118,745, an increase of 53% as compared with the operating revenue of $11,872,403 for the year ended December 31, 2015. The increase was primarily a result of the number of treated inpatients growing to 14,276 patients, 4,036 more than the 10,240 patients treated in the year ended December 31, 2015.

Costs and expenses

Total costs and expenses were $13,095,635 for the year ended December 31, 2016, an increase of $3,852,695 or 42% as compared to $9,242,940 for the same period of 2015. This increase was primarily due to significant increases cost of medicine supplies of approximately $1,551,052, and increase in medical consumables of $908,215 and increase in Depreciation and amortization of 209,175 and salaries and benefits of 985,526.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $4,882,316 for the year ended December 31, 2016, an increase of $1,551,052 or 47% as compared to $3,331,264 for the same period of 2015. This increase was primarily due to significant increases in cost of Western medicine and Chinese medicine of $1,495,534. For the year ended December 31, 2016, the cost of Western medicine and Chinese medicine were $4,764,468, as compared to $3,268,935 for the same period of 2015.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $1,747,917 for the year ended December 31, 2016, an increase of $908,215 or 108% as compared to $839,702 for the same period of 2015. The increase was mainly a result of increase in materials expenses of $546,193 and increase in consultation expenses of $106,733, and increase in test reagent expense of $119,847.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $2,861,888 for the year ended December 31, 2016, an increase of $985,526 or 53% as compared to $1,876,362 for the same period of 2015. The increase was mainly a result of increase in salaries expenses of $918,411 and increase in social insurance expenses of $67,187.

Depreciation and amortization

Total Depreciation and amortization was $1,081,123 for the year ended December 31, 2016, an increase of $209,175 or 24% as compared to $871,948 for the same period of 2015.The increase was mainly a result of increase in depreciation of 206,987.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities, Jiarun hospital has voluntarily paid income tax voluntary of $4,059 and $2,604 for the years ended December 31, 2016 and 2015, respectively to support the local tax bureau's economical obligations.

Income from operations and net income

Income from Operations was $5,023,110 for the year ended December 31, 2016, as compared with operating income of $2,629,463 for the year ended December 31, 2015. The Company’s net income for the year ended December 31, 2016 was $5,019,985 representing an increase of $2,383,805 or 90%, over $2,636,180 for the year ended December 31, 2015. The increase of income from operations and net income for the year ended December 31, 2016 were primarily due to aforementioned changes in operating revenue and operating expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared for the Company to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of December 31, 2016, the Company had approximately $890,662 of cash and cash equivalents.

We are presently able to meet our obligations as they come due. As of December 31, 2016, we had non-controlling interest of $5,052,518 and shareholders’ equity of $6,634,336.

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

Our cash flows are summarized below:

	The Year Ended December 31,
	2016	2015
Net cash provided by operating activities	4,986,466	2,531,639
Net cash used in investing activities	(3,610,797)	(4,532,655)
Net cash used in (provided by) financing activities	(776,198)	1,335,318
Effect of exchange rate fluctuation on cash and cash equivalents	(60,962)	(28,634)
Net (decrease) increase in cash and cash equivalents	538,509	(694,332)
Cash and cash equivalents, beginning of period	352,153	1,046,485
Cash and cash equivalents, ending of period	$890,662	$352,153

Net Cash Provided by Operating Activities

For the year ended December 31, 2016, we had positive cash flow from operating activities of $4,986,466, an increase of $2,454,827 from the same period of 2015, during which we had cash flow from operating activities of $2,531,639. The net income for the year ended December 31, 2016 increase by $2,383,805 as compared to the year ended December 31, 2015. The increase in net cash provided by operating activities was also the result of several factors, mainly including:

·An increase of due to related parties’ items totaling $883,027, which was due to the decrease in payment to related parties.

·An increase of due to accounts payable items totaling $352,514, which was the increase in procurement of medicines and equipment.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $3,610,797, compared to net cash used in investing activities of $4,532,655 for the year ended December 31, 2015. The cash used in investing activities for the year ended December 31, 2016, was mainly used for the purchase of medical equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the year ended December 31, 2016 was $776,198, as compared to net cash provided by financing activities of $1,335,318 for the year ended December 31, 2015. The cash used in financing activities increased for the year ended December 31, 2016 was mainly due to proceeds from finance lease decreased $2,350,085 and increased in payments on capital lease obligation $1,148,692.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, may change the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether such changes will ever be implemented or when they may take effect.

In December 2014, our operations moved into the new building. We have finished most of the decoration of the new building, part of the expansion of medical facilities and purchases of new medical equipment. The hospital will need more medical facilities to update the medical equipment and acquire one pharmaceuticals wholesale and one medicine retail company. The new hospital building is being constructed by Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The building was leased from the related party by financial leasing. The price of the Leasing Agreement referred to the local market price and audited by the auditor. The Leasing terms consist of 30 payments. Each payment will be made on an annual basis when 7 million RMB per payment will be paid upfront for each leasing period. The first payment was made on September 1st, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the leasee to pay 3 million RMB as deposit at the execution of the Leasing Agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the Jiarun.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Stockholders of JRSIS Health Care Corporation

We have audited the accompanying consolidated balance sheets of JRSIS Health Care Corporation and subsidiaries (“the Company”) as of December 31, 2016 and 2015 the related statements of operations, stockholders’ equity and cash flows for each of the years in the period ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of JRSIS Health Care Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited

(fka DCAW (CPA) Limited)

Certified Public Accountants

Hong Kong, China

March 29, 2017

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	December 31,	December 31,
	2016	2015

Assets
Current Assets:
Cash and cash equivalents	$890,662	$352,153
Accounts receivable, net	3,335,500	2,009,469
Inventories	801,240	499,080
Other receivables	1,555	2,125
Prepayments	518,722	201,542
Amount due from related parties	1,804,987	1,080,236
Deferred expenses	64,967	63,034
Total current assets	7,417,633	4,207,639

Property and equipment, net	23,274,180	22,447,911
Long term deferred expenses	164,676	252,138
Deposits for capital leases	846,101	828,131
Total assets	$31,702,590	$27,735,819

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$743,660	$352,789
Deposits received	5,751	6,666
Amount due to related parties	25,329	97,328
Other payable	77,973	78,307
Payroll payable	52,072	44,376
Capital lease obligations - current portion	2,313,038	1,881,200
Total current liabilities	3,217,823	2,460,666

Capital lease obligations	16,222,992	17,863,608
Other capital lease payable	574,921	-
Total liabilities	$20,015,736	$20,324,274

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 13,915,000 and 13,915,000 issued and outstanding at December 31, 2016 and 2015, respectively	13,915	13,915
Additional Paid-in capital	1,132,423	1,132,423
Retained earnings	6,274,052	2,802,184
Other comprehensive income	(786,055)	(260,669)
Total shareholders’ equity of the Company	6,634,335	3,687,853
Non-controlling interest	5,052,519	3,723,692
Total shareholders’ equity	11,686,854	7,411,545
Total liabilities and shareholders’ equity	$31,702,590	$27,735,819

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2016	2015

Revenue:
Medicine	$7,998,195	$5,503,971
Patient services	10,120,550	6,368,432
Total revenue	18,118,745	11,872,403
Operating costs and expenses:
Cost of medicine sold	4,882,316	3,331,264
Medical consumables	1,747,917	839,702
Salaries and benefits	2,861,888	1,876,362
Office supplies	378,691	351,353
Vehicle expenses	56,605	36,013
Utilities expenses	443,054	491,209
Advertising and promotion expenses	119,156	-
Interest expense	1,384,826	1,244,185
Professional fee	140,059	200,904
Depreciation	1,081,123	871,948
Total operating costs and expenses	13,095,635	9,242,940
Earnings from operations before other income and income taxes	5,023,110	2,629,463
Other income	934	9,321
Earnings from operations before income taxes	5,024,044	2,638,784
Income tax	4,059	2,604
Net income	5,019,985	2,636,180
Less: net income attributable to non-controlling interests	1,548,117	845,467
Net income attributable to the Company	$3,471,868	$1,790,713
Other comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(219,290)	(118,209)
Foreign currency translation adjustment attributable to the Company	(525,386)	(274,714)
Comprehensive income	$4,275,309	$2,243,257
Less: Comprehensive income attributable to non-controlling interests	1,328,827	727,258
Comprehensive income attributable to the Company	$2,946,482	$1,515,999
Basic and diluted earnings per share	$0.2495	$0.1293
Weighted average number of shares outstanding	13,915,000	13,850,244

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2014	13,604,000	$13,604	$1,011,471	$14,045	$954,686	$2,996,434	$4,990,240
Net income	-	-	1,790,713	-	-	845,467	2,636,180
Stock Exchange Merger & Acquisition	311,000	311	-	-	177,737	-	178,048
Foreign currency translation adjustment	-	-	-	(274,714)	-	(118,209)	(392,923)
Balance at December 31, 2015	13,915,000	$13,915	$2,802,184	$(260,669)	$1,132,423	$3,723,692	$7,411,545

Net income	-	-	3,471,868	-	-	1,548,117	5,019,985
Stock Exchange Merger & Acquisition			-	-		-
Foreign currency translation adjustment	-	-	-	(525,386)	-	(219,290)	(744,676)
Balance at December 31, 2016	13,915,000	$13,915	$6,274,052	$(786,055)	$1,132,423	$5,052,519	$11,686,854

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$5,019,985	$2,636,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,081,123	871,948
Interest	1,384,826	1,244,185
Gain on disposal of fixed assets	-	(12,370)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,523,067)	(1,440,617)
Inventories	(349,866)	(341,698)
Amount due from related parties	(827,802)	(939,964)
Prepayments and other current assets	(173,064)	491,212
Accounts payable	432,616	80,102
Amount due to related parties	70,865	(812,162)
Deposits received	(502)	501
Accrued expenses and other current liabilities	(128,648)	754,322
Net cash provided by operating activities	4,986,466	2,531,639

Cash Flows From Investing Activities
Purchases of fixed assets	(3,475,536)	(5,153,796)
Prepayment for fixed assets acquisition (Proceed from sales buyback )	(135,261)	576,189
Proceeds from disposal of fixed assets	-	44,952
Net cash used in investing activities	(3,610,797)	(4,532,655)

Cash Flows From Financing Activities
Proceeds from shareholders	-	178,048
Payments on capital lease obligation	(3,298,131)	(2,149,439)
Payments to related parties	-	(1,099,730)
Short-term bank loans	-	(465,579)
Proceeds from finance lease	2,521,933	4,872,018
Net cash used in (provided by) financing activities	(776,198)	1,335,318

Effect of exchange rate fluctuation on cash and cash equivalents	(60,962)	(28,634)
Net (decrease)increase in cash and cash equivalents	538,509	(694,332)

Cash and cash equivalents, beginning of period	352,153	1,046,485
Cash and cash equivalents, ending of period	$890,662	$352,153

Supplemental disclosure of cash flow information
Cash paid for income taxes	(4,059)	(2,604)
Cash paid for interest	(1,384,826)	(1,244,185)

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

Reorganization

On December 23, 2012, in accordance with the "Foreign Investment Enterprise Law" under the People’s Republic of China (“PRC”), Runteng and Jiarun entered into an agreement that Runteng and the original owner of Jiarun, Junsheng Zhang should invest a total of RMB50,000,000 ($7,936,508), in which Runteng and the original owner should contribute RMB35,000,000 ($5,555,556) or 70% and RMB15,000,000 ($2,380,952) or 30% of the total capital, respectively. According to the Joint Venture Investment Agreement, Runteng has the obligation to pay RMB35,000,000 ($5,555,556) within five years after the issuance of the joint venture business license. As of December 31, 2016, Jiarun has received $1,081,000 from Runteng.

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

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the years ended December 31, 2016 and 2015, no customer accounted for more than 10% of net revenue. As of December 31, 2016and 2015, 1 and 1 customer accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

There were no transfers between level 1, level 2 or level 3 measurements for the years ended December 31, 2016 and 2015.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $4,059 and $2,604 for the years ended December 31, 2016 and 2015, respectively to support the local tax bureau's economical obligations.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU No. 2016-18 for the reporting period ending December 31, 2016 and was applied retrospectively. As a result of adoption of ASU No. 2016-18, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.

In January 2017, the FASB issued Accounting Standards Board Update No. 2017-01: Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”). The ASU clarifies the definition of business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods with prospective application with impacts on the Company’s consolidated financial statements that may vary depending on each specific acquisition. Early adoption is conditionally permitted.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. Accounts Receivable, Net

	December 31
	2016	2015
Accounts receivable	$3,359,619	$2,035,271
Less: allowance for doubtful debts	24,119	25,802
	$3,335,500	$2,009,469

The Company experienced nil bad debts during the years ended December 31, 2016 and 2015.

NOTE 4. Inventories

At December 31, 2016 and 2015, inventories consist of the following:

	December 31
	2016	2015
Western medicine	$548,724	$377,989
Chinese herbal medicine	9,113	6,590
Medical material	241,630	111,808
Other material	1,773	2,693
	$801,240	$499,080

NOTE 5. Prepayment

At December 31, 2016 and 2015, prepayment consists of the following:

	December 31
	2016	2015
Deposits on medical equipment	$221,083	$38,952
Heating fees	86,515	92,535
Others	211,124	70,055
	$518,722	$201,542

NOTE 6. Property and Equipment

At December 31, 2016 and 2015, property and equipment, at cost, consist of:

	December 31,
	2016	2015
Transportation equipment	$715,646	$765,592
Medical equipment	9,282,026	7,047,404
Electrical equipment	1,310,927	799,045
Office equipment and other	93,283	87,110
Buildings	13,982,919	14,958,817
Software	137,028	87,957
Total fixed assets at cost	25,521,829	23,745,925
Accumulated depreciation	(2,247,649)	(1,298,014)
Total fixed assets, net	$23,274,180	$22,447,911

Depreciation expense was $1,081,123 and $871,948 for the years ended December 31, 2016 and 2015, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. Long Term Deferred Expenses

On May 7, 2015, July 3, 2015 and October 16, 2015, Jiarun entered into three lease agreements to lease medical equipment from Hair Finance Leasing (China) Co., Ltd.(“Hair”), a third party, for a five-year period, in which Jiarun is required to pay consulting fee to Hair for the services provided over the five years. The consulting fee paid but attributable to the current and subsequent accounting periods was accounted for as deferred expenses and long term deferred expenses. The current portion of the prepaid consulting fee was recorded as deferred expenses $64,967 and $63,034 as of December 31, 2016 and 2015. The long-term deferred expenses were $164,676 and 252,138 as of December 31, 2016 and 2015.

The Company recorded consulting fee of $67,907 and $125,210 for the year ended December 31, 2016 and 2015, respectively.

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

On September 1, 2014, October 22, 2014, March 26, 2015, May 7, 2015, July 3, 2015, October 16, 2015, April 6, 2016 and April 13, 2016 and November 25, 2016 Jiarun entered into several lease agreements to lease medical equipment and elevator from three lease finance companies, which are all third parties, for three to five year periods, in which Jiarun is required to make monthly or quarterly payments toward the leases. The Company was also required to pay deposits up front, which deposits will later be used to offset against the last quarterly payment. The medical equipment and elevator will be transferred to Jiarun upon the completion of the agreement.

These leases have been classified as capital leases. The cost of the medical equipment included in these leases is included in the consolidated balance sheets as property and equipment and construction in progress.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases (Continued)

The future minimum lease payments for annual capital lease obligation as of December 31, 2016 are as follows:

Year	Amounts
2017	$2,313,038
2018	1,666,127
2019	1,473,960
Thereafter	13,082,905
Total	$18,536,030

The Company recorded finance lease fees of $1,344,867 and $1,217,539 for the years ended December, 2016 and 2015, respectively.

NOTE 9. Short-term Bank Loans

As of December 31, 2016 and 2015, the short-term bank loans were $ nil and $ nil, respectively. The loans were primarily obtained from Harbin Bank with interest rate of 6.09% per annum, from December 25, 2015 to December 24, 2016, for working capital and capital expenditure purposes. The interest expenses were $26,212 and $33,967 for the year ended December 31, 2016 and 2015, respectively.

NOTE 10. Non-controlling Interests

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds 70% interest of Jiarun as of December 31, 2016 and 2015.

As of December 31, 2016 and 2015, NCI in the consolidated balance sheet was $5,052,519 and $3,732,692, respectively. For the year ended December 31, 2016, the comprehensive income attributable to shareholders’ equity and NCI is $2,946,482 and $1,328,827 respectively. For the year ended December 31, 2015, the comprehensive income attributable to shareholders’ equity and NCIs is $1,515,999 and $727,258, respectively.

NOTE 11. Revenue

The Company’s revenue consists of medicine sales and patient care revenue.

	For the Year Ended December 31,
	2016	2015
Medicine:
Western medicine	$6,207,470	$4,283,342
Chinese medicine	1,493,283	1,057,953
Herbal medicine	297,442	162,676
Total medicine	$7,998,195	$5,503,971

Patient services:
Medical consulting	$5,298,753	$3,223,319
Medical treatment	4,588,582	2,982,636
Others	233,215	162,477
Total patient services	$10,120,550	$6,368,432

	$18,118,745	$11,872,403

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun has voluntarily paid income tax of $4,059 and $2,604 for the years ended December 31, 2016 and 2015, respectively to support the local tax bureau's economical obligations.

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

(e) Heilongjiang Province Runjia Medical Equipment Company Limited owned by Junsheng Zhang

(f) Jiarun Super Market Co., Ltd. owned by Junsheng Zhang

(g) Harbin Qi-run pharmacy limited owned by Junsheng Zhang

(h) Yanhua Xing and Weiguang Song, the former shareholder of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2016	2015
Harbin Baiyi Real Estate Development Co., Ltd,	$1,754,987	$1,030,236
Junsheng Zhang	46,500	46,500
Yanhua Xing	2,450	2,450
Weiguang Song	1,050	1,050
	$1,804,987	$1,080,236

Amount due from Baiyi was mainly represented the deposit for the new outpatient building which was constructed by Baiyi. The Company signed a purchase agreement with Baiyi to acquire the first to eight floor of a building which is under construction by Baiyi and expected to be completed in first-quarter of 2016. The total amount for the purchased property is approximately RMB63,900,000 ($9,579,894). The Company had paid a deposit of RMB10,000,000 ($1,439,932) was paid in 2016.

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to be paid.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2016	2015
Heilongjiang Dahua Medicine Wholesale Co., Ltd	$-	$59,424
Heilongjiang Province Runjia Medical Equipment Co., Ltd	18,382	32,742
Harbin Qi-run pharmacy Co., Ltd	6,947	-
Junsheng Zhang	-	5,162
	$25,329	$97,328

Amount due to Heilongjiang Dahua Medicine Wholesale Co., Ltd., Harbin Qi-run Pharmacy Co., Ltd. and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly for the balance for purchase of medicine and medical material from these three companies.

Amounts due to Junsheng Zhang represented the balance paid by Mr. Zhang for the daily operation of the company.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. Related Party Transactions (Continued)

Related parties’ transactions

Purchase of medicine and medical material from related parties consisted of the following for the periods indicated:

	For the Year ended December 31,
Name of related parties	2016	2015
Heilongjiang Dahua Medicine Wholesale Co., Ltd	$520,182	$658,768
Harbin Jiarun Pharmacy Co., Ltd	170,638	281,588
Heilongjiang Province Runjia Medical Equipment Co., Ltd	55,821	173,662
Harbin Qi-run pharmacy Co., Ltd	26,273	-
	$772,914	$1,114,018

 Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of December 31, 2016, the company has balance of deposits for capital leases and capital lease obligations of $431,980 and $13,896,989 respectively. As of December 31, 2015, the company has balance of deposits for capital leases and capital lease obligations of $462,129 and $13,975,067 respectively.

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

	December 31
	2016	2015
Numerator:
Net income available to common stockholders	$3,471,868	$1,790,713
Denominator:
Basic and diluted weighted-average number of shares outstanding	13,915,000	13,850,244
Net income per share:
Basic and diluted	$0.2495	$0.1293

NOTE 15. Contingencies and Commitment

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of December 31, 2016 and 2015.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of December 31, 2016 and2015.

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

As of December 31, 2016, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

As of December 31, 2016, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following are our officers and directors as of the date of this prospectus.

The following table sets forth certain information concerning our directors and executive officers:

Name	Position

Junsheng Zhang	President, Chairman of the Board and Director
Lihua Sun	Chief Executive Officer and Director
Xuewei Zhang	Chief Financial Officer and Director
Yanhui Xing	Director

Mr. Junsheng Zhang, is our President and Director. Mr. Zhang is one of the founders of JR Hospital. Founder of JR Hospital and JR Medical.

•	Former General Manager of Dongtai Medical Ltd
•	Bachelor Degree in Traditional Chinese Medicine
•	EMBA degree from Peking University
•	More than 30 years working experience in China medical services industry.
•	Owning one full services hospital, one medical whole sell company and a few medicine retail shops.

Mr. Zhang does not, and has not served as an officer or director of any company required to file reports under the Securities Exchange Act of 1934.

Ms. Lihua Sun, is our Chief Executive Officer and Director. Ms. Sun is one of the cofounder of Jiarun Hospital and has many years in the healthcare industry. She has been the former General Manager of Ankang Medicine in Hulan district and a Director of Heilongjiang Dahua Medicine Co., Ltd.

Ms. Sun does not, and has not served as an officer or director of any company required to file reports under the Securities Exchange Act of 1934.

Miss. Xuewei Zhang, is our Chief Financial Officer and Director.

•	Bachelor degree from university of Exeter
•	Worked as finance manager of JR hospital since 2009
•	Promote to CFO position since January 2012

Miss. Yanhui Xing, is our Director.

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

Legal Proceedings Involving Officers and Directors

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

During the fiscal year of 2016, our Board of Directors had one meeting, including meetings that were held by means of a conference telephone call, but excluding actions taken by unanimous written consent.

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

Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from the fiscal years ended 2015 and 2016, respectively.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Junsheng Zhang	2015	6,743	-	-	-	-	-	-	6,743
Chairman,	2016	6,321	-	-	-	-	-	-	6,321
Lihua Sun	2015	6,358	-	-	-	-	-	-	6,358
CEO/Director	2016	6,291	-	-	-	-	-	-	6,291

Amounts of compensation for 2016 and 2015, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

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

The percentage ownership information shown in the table below is calculated based on 13,915,000 shares of our common stock issued and outstanding as of December 31, 2016. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

		Amount and Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Junsheng Zhang	11,160,000	80.20%
	President, Chairman of the board.	Direct
Common Stock	Sujuan Peng	252,000	1.81%
		Direct
Common Stock	Yanhua Xing	588,000	4.23%
		Direct
	All Officers and Directors as a Group	12,000,000	86.24%

As a result, our executive officers, directors and affiliated persons will have significant influence to:

·	Elect or defeat the election of our directors;

·	Amend or prevent amendment of our articles of incorporation or bylaws;

·	Effect or prevent a merger, sale of assets or other corporate transaction; and

·	Affect the outcome of any other matter submitted to the stockholders for vote.

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

*Note: On November 25, 2015, Weiguang Song transferred all 252,000 shares to Sujuan Peng. As of April 01, 2016, Sujuan Peng is holding 252,000 shares.

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

We were billed by our former and current independent public accounting firms, Albert Wong & Co. and De Joya Griffith, LLC, for the following professional services they performed for us during the years ended December 31, 2016 and 2015 as set forth in the table below.

	Year Ended December 31,
	2016	2015
Audit fees	$70,000	$133,000
Audit-related fees	$-	$—
Tax fees	$—	$—
All other fees	$64,559	$67,904

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

JRSIS HEALTH CARE CORPORATION

Date: March 29, 2017	By:	/s/ Lihua Sun
Lihua Sun
Chief Executive Officer
Principal Executive Officer

Date: March 29, 2017	By:	/s/ Xuewei Zhang
Xuewei Zhang
Chief Financial Officer
Principal Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Junsheng Zhang	President, Chairman of the Board and Director	March 29, 2017
Junsheng Zhang

/s/ Lihua Sun	Chief Executive Officer and Director	March 29, 2017
Lihua Sun

/s/ Xuewei Zhang	Chief Financial Officer and Director	March 29, 2017
Xuewei Zhang

/s/ Yanhui Xing	Director	March 29, 2017
Yanhui Xing

