Form 10-Q
period 2017-03-31
JRSIS HEALTH CARE Corp
filed 2017-05-15
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36758

JRSIS HEALTH CARE CORPORATION.

(Exact name of Registrant as specified in its charter)

Florida	8099	46-4562047
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification Number)

1 st – 7 th Floor, Industrial and Commercial Bank Building,

Xingfu Street, Hulan Town, Hulan District, Harbin City,

Heilongjiang Province, China 150025

(Address, including zip code, and telephone number, including area code,

of Registrant’s principal executive offices)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were outstanding 13,915,000 shares of the issuer’s common stock, par value $0.001 per share.

1

2

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ended December 31, 2017.

3

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	March 31,	December 31,
	2017	2016
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$245,387	$890,662
Accounts receivable, net	3,345,358	3,335,500
Inventories	834,788	801,240
Other receivables	3,149	1,555
Prepayments	398,338	518,722
Amount due from related parties	4,408,193	1,804,987
Deferred expenses	65,473	64,967
Deposits for capital leases	262,946	-
Total current assets	9,563,632	7,417,633

Property and equipment, net	23,962,577	23,274,180
Long term deferred expenses	149,589	164,676
Deposits for capital leases	589,738	846,101
Total assets	$34,265,536	$31,702,590

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$1,414,502	$743,660
Short-term bank loan	420,829	-
Deposits received	5,796	5,751
Amount due to related parties	121,757	25,329
Other payable	23,352	77,973
Payroll payable	57,786	52,072
Capital lease obligations - current portion	2,200,521	2,313,038
Total current liabilities	4,244,543	3,217,823

Capital lease obligations	16,130,228	16,222,992
Other capital lease payable	569,294	574,921
Total liabilities	$20,944,065	$20,015,736

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 13,915,000 and 13,915,000 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	13,915	13,915
Additional Paid-in capital	1,132,423	1,132,423
Retained earnings	7,385,543	6,274,052
Other comprehensive income	(767,642)	(786,055)
Total shareholders’ equity of the Company	7,764,239	6,634,335
Non-controlling interest	5,557,232	5,052,519
Total shareholders’ equity	13,321,471	11,686,854
Total liabilities and shareholders’ equity	$34,265,536	$31,702,590

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue:
Medicine	$2,528,075	$1,925,675
Patient services	2,982,737	2,482,956
Total revenue	5,510,812	4,408,631
Operating costs and expenses:
Cost of medicine sold	1,650,466	1,106,181
Medical consumables	558,302	389,760
Salaries and benefits	814,366	682,590
Office supplies	119,302	81,806
Vehicle expenses	21,480	9,571
Utilities expenses	147,887	146,107
Advertising and promotion expenses	614	43,921
Interest expense	289,939	343,818
Professional fee	13,762	4,423
Depreciation	303,001	240,285
Total operating costs and expenses	3,919,119	3,048,462
Earnings from operations before other income and income taxes	1,591,693	1,360,169
Other income	(2,930)	1,269
Earnings from operations before income taxes	1,588,763	1,361,438
Income tax	919	864
Net income	1,587,844	1,360,574
Less: net income attributable to non-controlling interests	476,353	420,273
Net income attributable to the Company	$1,111,491	$940,301
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	28,360	21,262
Foreign currency translation adjustment attributable to the Company	18,413	30,496
Comprehensive income	$1,634,617	$1,412,332
Less: Comprehensive income attributable to non-controlling interests	504,713	441,535
Comprehensive income attributable to the Company	$1,129,904	$970,797
Basic and diluted earnings per share	$0.0799	$0.0676
Weighted average number of shares outstanding	13,915,000	13,915,000

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$1,587,844	$1,360,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	303,001	240,285
Interest	289,939	343,818
Changes in operating assets and liabilities:
Accounts receivable, net	16,097	(530,474)
Inventories	(27,322)	(56,309)
Amount due from related parties	(2,591,155)	(81,600)
Prepayments and other current assets	(74,585)	10,793
Accounts payable	665,253	123,340
Amount due to related parties	108,873	(83,095)
Deposits received	-	1,155
Accrued expenses and other current liabilities	(61,978)	25,675
Net cash provided by operating activities	215,967	1,354,162

Cash Flows From Investing Activities
Purchases of property and equipment	(373,129)	(70,573)
Prepayment for property and equipment acquisition	(218,670)	(1,112,691)
Net cash used in investing activities	(591,799)	(1,183,264)

Cash Flows From Financing Activities
Payments on capital lease obligation	(679,359)	(539,082)
Short-term bank loan	406,934	437,694
Net cash (used in) provided by financing activities	(272,425)	(101,388)

Effect of exchange rate fluctuation on cash and cash equivalents	2,982	(7,620)
Net decrease (increase) in cash and cash equivalents	(645,275)	61,890

Cash and cash equivalents, beginning of period	890,662	352,153
Cash and cash equivalents, ending of period	$245,387	$414,043

Supplemental disclosure of cash flow information
Cash paid for income taxes	919	864
Cash paid for interest	289,939	352,406

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

Reorganization

On December 23, 2012, in accordance with the “Foreign Investment Enterprise Law” under the People’s Republic of China (“PRC”), Runteng and Jiarun entered into an agreement that Runteng and the original owner of Jiarun should invest a total of RMB50,000,000 ($7,936,508), in which Runteng and the original owner should contribute RMB35,000,000 ($5,555,556) or 70% and RMB15,000,000 ($2,380,952) or 30% of the total capital, respectively. According to the Article of Association (Joint venture investment agreement) and the amendment of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay RMB35,000,000 ($5,555,556) within five years after the issuance of the joint venture business license. As of March 31, 2017, Jiarun has received $1,081,000 from Runteng.

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

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the three months ended March 31, 2017 and 2016, no customer accounted for more than 10% of net revenue. As of March 31, 2017 and December 31, 2016, 3 and 2 customer accounted for more than 10% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended March 31, 2017 and 2016.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $919 and $864 for the three months ended March 31, 2017 and 2016, respectively to support the local tax bureau’s economical obligations.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. Under current GAAP, entities normally amortize the premium as an adjustment of yield over the contractual life of the instrument. This guidance shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company’s consolidated financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. Accounts Receivable, Net

	March 31	December 31
	2017	2016
	(Unaudited)
Accounts receivable	$3,369,665	$3,359,619
Less: allowance for doubtful debts	24,307	24,119
	$3,345,358	$3,335,500

The Company experienced nil bad debts during three months ended March 31, 2017 and 2016.

NOTE 4. Inventories

At March 31, 2017 and December 31, 2016, inventories consist of the following:

	March 31	December 31
	2017	2016
	(Unaudited)
Western medicine	$527,107	$548,724
Chinese herbal medicine	9,905	9,113
Medical material	295,545	241,630
Other material	2,231	1,773
	$834,788	$801,240

NOTE 5. Prepayment

At March 31, 2017 and December 31, 2016 prepayment consists of the following:

	March 31	December 31
	2017	2016
	(Unaudited)
Deposits on medical equipment	$346,469	$221,083
Heating fees	12,455	86,515
Others	39,414	211,124
	$398,338	$518,722

NOTE 6. Property and Equipment

At March 31, 2017 and December 31, 2016, property and equipment, at cost, consist of:

	March 31,	December 31,
	2017	2016
	(Unaudited)
Transportation equipment	$721,214	$715,646
Medical equipment	9,698,466	9,282,026
Electrical equipment	1,342,080	1,310,927
Office equipment and others	98,586	93,283
Buildings	14,532,184	13,982,919
Software	138,094	137,028
Total fixed assets at cost	26,530,624	25,521,829
Accumulated depreciation	(2,568,047)	(2,247,649)
Total fixed assets, net	$23,962,577	$23,274,180

The Company recorded depreciation expense of $303,001 and $240,285 for the three months ended March 31, 2017 and 2016, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. Long term deferred expenses

On May 7, 2015, July 3, 2015 and October 16, 2015, Jiarun entered into three lease agreements to lease medical equipment from Hair Finance Leasing (China) Co., Ltd. (“Hair”), a third party, for a five-year period, in which Jiarun is required to pay consulting fee to Hair for the services provided over the five years. The consulting fee paid but attributable to the current and subsequent accounting periods was accounted for as deferred expenses and long term deferred expenses. The current portion of the prepaid consulting fee was recorded as deferred expenses $65,473 and $64,967 as of March 31, 2017 and December 31, 2016. The long-term deferred expenses were $149,589 and $164,676 as of March 31, 2017 and December 31, 2016.

The Company recorded consulting fee of $16,373 and $17,246 for the three months ended March 31, 2017 and 2016, respectively.

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

On September 1, 2014, October 22, 2014, March 26, 2015, May 7, 2015, July 3, 2015 and October 16, 2015, May 10, 2016, July 5, 2016, December 16, 2016 Jiarun entered into several lease agreements to lease medical equipment and elevator from three lease finance companies, which are all third parties, for three to five year periods, in which Jiarun is required to make monthly or quarterly payments toward the leases. The Company was also required to pay deposits up front, which deposits will later be used to offset against the last quarterly payment. The medical equipment and elevator will be transferred to Jiarun upon the completion of the agreement.

These leases have been classified as capital leases. The cost of the medical equipment included in these leases is included in the consolidated balance sheets as property and equipment and construction in progress.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases (Continued)

The future minimum lease payments for annual capital lease obligation as of March 31, 2017 are as follows:

Year	Amounts (Unaudited)
2017	$1,981,538
2018	1,679,089
2019	1,485,427
Thereafter	13,184,695
Total	$18,330,749

The Company recorded finance lease fees of $325,817 and $343,479 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 9. Short-term Bank Loan

	March 31	December 31
	2017	2016
	(Unaudited)
Short- term bank loan	$420,829	$-

As of March 31, 2017, the above bank loan was for working capital and capital expenditure purposes. The loan was primarily obtained from Harbin Bank with interest rate of 6.09% per annum, the contract was signed from January 19, 2017 to January 18, 2018, and the loan was received on January 24, 2017. The interest expenses were $3,917 and $5,701 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 10. Non-controlling Interests

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds 70% interest of Jiarun as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, NCI in the consolidated balance sheet was $5,557,232 and $5,052,519, respectively. For the three months ended March 31, 2017, the comprehensive income attributable to shareholders’ equity and NCI is $1,129,904 and $504,713 respectively. For the three months ended March 31, 2016, the comprehensive income attributable to shareholders’ equity and NCIs is $970,797 and $441,535, respectively.

NOTE 11. Revenue

The Company’s revenue consists of medicine sales and patient care revenue.

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$2,013,797	$1,468,236
Chinese medicine	427,059	387,467
Herbal medicine	87,219	69,972
Total medicine	$2,528,075	$1,925,675

Patient services:
Medical consulting	$1,605,924	$1,324,109
Medical treatment	1,370,479	1,152,292
Others	6,334	6,555
Total patient services	$2,982,737	$2,482,956

	$5,510,812	$4,408,631

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $919 and $864 for the three months ended March 31, 2017 and 2016, respectively to support the local tax bureau's economical obligations.

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

(d) Harbin Jiarun Pharmacy Co., Limited owned by Junsheng Zhang

(e) Heilongjiang Province Runjia Medical Equipment Company Limited owned by Junsheng Zhang

(f) Jiarun Super Market Co., Ltd. owned by Junsheng Zhang

(g) Harbin Qi-run pharmacy limited owned by Junsheng Zhang

(h) Yanhua Xing and Weiguang Song, the former shareholder of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
Name of related parties	2017	2016
Harbin Baiyi Real Estate Development Co., Ltd,	$4,358,193	$1,754,987
Junsheng Zhang	46,500	46,500
Yanhua Xing	2,450	2,450
Weiguang Song	1,050	1,050
	$4,408,193	$1,804,987

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. Related Party Transactions (Continued)

Amount due from Baiyi was mainly represented the deposit for the new outpatient building which was constructed by Baiyi. The Company signed a purchase agreement with Baiyi to acquire the first to eighth floor of a building which is under construction by Baiyi. The total amount for the purchased property is approximately RMB63,900,000 ($9,579,894). The Company had paid a deposit of RMB10,000,000 ($1,451,136) was paid in 2016, and paid a prepayment approximately RMB10,000,000($1,451,136) for decoration for the new outpatient building, and paid a prepayment approximately RMB7,000,000($1,015,795) for rental payments of 2017.

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to be paid.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
Name of related parties	2017	2016
Harbin Jiarun Pharmacy Co., Ltd	$57,005	$-
Heilongjiang Province Runjia Medical Equipment Co., Ltd	14,752	18,382
Harbin Qi-run pharmacy Co., Ltd	-	6,947
Junsheng Zhang	50,000	-
	$121,757	$25,329

Amount due to Harbin Jiarun Pharmacy Co., Ltd., Harbin Qi-run pharmacy Co., Ltd and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly for the balance for purchase of medicine and medical material from these four companies.

Amounts due to Junsheng Zhang represented the balance paid by Mr. Zhang for the daily operation of the Company.

Related parties’ transactions

Purchase of medicine and medical material from related parties consisted of the following for the periods indicated:

	For three months ended March 31,
Name of related parties	2017		2016
Heilongjiang Dahua Medicine Wholesale Co., Ltd	$		$425,928
Harbin Jiarun Pharmacy Co., Ltd		57,022	40,985
Heilongjiang Province Runjia Medical Equipment Co., Ltd			32,498
Harbin Qi-run pharmacy Co., Ltd		12,887	2,637
		$69,909	$502,048

Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of March 31, 2017, the company has balance of deposits for capital leases and capital lease obligations of $435,341 and $13,197,472 respectively. As of December 31, 2016, the Company has balance of deposits for capital leases and capital lease obligations of $431,980 and $13,896,989 respectively.

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

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$1,111,491	$940,301
Denominator:
Basic and diluted weighted-average number of shares outstanding	13,915,000	13,915,000
Net income per share:
Basic and diluted	$0.0799	$0.0676

NOTE 15. Contingencies and Commitment

There was no contingency as of March 31, 2017 and December 31, 2016.

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

Plan of Operation

Over the next twelve months, we will concentrate on the following two areas to grow our operations:

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $919 and $864 for the three months ended March 31, 2017 and 2016, respectively to support the local tax bureau's economical obligations.

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

Results of Operations for Three Months Ended March 31, 2017 and 2016

The following table shows key components of the results of operations during three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change
	2017	2016	$	%

Revenue:
Medicine	$2,528,075	$1,925,675	$602,400	31%
Patient services	2,982,737	2,482,956	499,781	20%
Total revenue	5,510,812	4,408,631	1,102,181	25%
Operating costs and expenses:
Cost of medicine sold	1,650,466	1,106,181	544,285	49%
Medical consumables	558,302	389,760	168,542	43%
Salaries and benefits	814,366	682,590	131,776	19%
Office supplies	119,302	81,806	37,496	46%
Vehicle expenses	21,480	9,571	11,909	124%
Utilities expenses	147,887	146,107	1,780	1%
Advertising and promotion expenses	614	43,921	(43,307)	(99%)
Interest expense	289,939	343,818	(53,879)	(16%)
Professional fee	13,762	4,423	9,339	211%
Depreciation	303,001	240,285	62,716	26%
Total operating costs and expenses	3,919,119	3,048,462	870,657	29%
Earnings from operations before other income and income taxes	1,591,693	1,360,169	231,524	17%
Other (expenses) income	(2,930)	1,269	4,199	(331%)
Earnings from operations before income taxes	1,588,763	1,361,438	227,325	17%
Income tax	919	864	55	6%
Net income	1,587,844	1,360,574	227,270	17%
Less: net income attributable to non-controlling interests	476,353	420,273	56,080	13%
Net income attributable to the Company	$1,111,491	$940,301	$171,190	18%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	28,360	21,262	7,098	33%
Foreign currency translation adjustment attributable to the Company	18,413	30,496	(12,083)	(40%)
Comprehensive income	$1,634,617	$1,412,332	$222,285	16%

Revenue

Operating revenue for the three months ended March 31, 2017, which resulted primarily from medicine revenue and patient services revenue, was $5,510,812, an increase of 25% as compared with the operating revenue of $4,408,631 for the three months ended March 31, 2016. The increase was primarily a result of the number of treated inpatients growing to 4,398 patients, about 644 more than the 3,754 patients treated in three months ended March 31, 2016.

Costs and Expenses

Total costs and expenses were $3,919,119 for the three months ended March 31, 2017, an increase of $870,657 or 29% as compared to $3,048,462 for the same period of 2016. This increase was primarily due to significant increase of cost of medicine sold of $544,285, office supplies of $37,496, medical consumables of $168,542, salaries and benefits of $131,776 and depreciation of $62,716.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $1,650,466 for the three months ended March 31, 2017, an increase of $544,285 or 49% as compared to $1,106,181 for the same period of 2016.This increase was primarily due to significant increases in sales of Western medicine and Chinese medicine. For the three months ended March 31, 2017, the cost of Western medicine and Chinese medicine were $1,608,322, as compared to $1,075,215 for the same period of 2016.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $558,302 for the three months ended March 31, 2017, an increase of $168,542 or 43% as compared to $389,760 for the same period of 2016.The increase was mainly a result of increase in materials expenses of $103,689.

Salaries and benefits

Salaries and benefits mainly consist of salary expenses, and social insurance expenses. Total salaries and benefits were $814,366 for the three months ended March 31, 2017, an increase of $131,776 or 19% as compared to $682,590 for the same period of 2016. The increase was mainly a result of increase in salary expenses of $116,820 and increase in social insurance expenses of $14,969. The number of employees was 557, an increase of 89 as compared to 468 for the same period of 2016.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities. Jiarun hospital has voluntarily paid income tax of $919 and $864 for the three months ended March 31, 2017 and 2016, respectively to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $1,591,693 for the three months ended March 31, 2017, as compared with operating income of $1,360,169 for the three months ended March 31, 2016.The Company’s net income for the three months ended March 31, 2017 was $1,587,844 representing an increase of $227,270 or 17%, over $1,360,574 for the three months ended March 31, 2016. The increases in income from operations and net income for the three months ended March 31, 2017 were primarily due to aforementioned changes in operating revenue and operating expenses

Liquidity and Capital Resources

The accompanying financial statements have been prepared for the company to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of March 31, 2017, the Company had $245,387 of cash and cash equivalents.

We are presently able to meet our obligations as they come due. As of March 31, 2017, we had non-controlling interest of $5,557,232 and shareholders’ equity of $7,764,239.

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

Cash Flows and Capital Resources

We believe that we will generate cash flow from our business, which, along with our available cash, will provide sufficient liquidity and financial flexibility. Our cash flows are summarized below:

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	215,967	1,354,162
Net cash used in investing activities	(591,799)	(1,183,264)
Net cash used in (provided by) financing activities	(272,425)	(101,388)
Effect of exchange rate fluctuation on cash and cash equivalents	2,982	(7,620)
Net (increase) decrease in cash and cash equivalents	(645,275)	61,890
Cash and cash equivalents, beginning of period	890,662	352,153
Cash and cash equivalents, ending of period	$245,387	$414,043

Net Cash provided by Operating Activities

For the three months ended March 31, 2017, we had positive cash flow from operating activities of $215,967, a decrease of $1,138,195 from the same period of 2016, during which we had cash flow from operating activities of $1,354,162. The net income for the three months ended March 31, 2017 increased by $227,270 as compared to the three months ended March 31, 2016. The decrease in net cash used in operating activities was mainly as a result of the increase of amounts due from related parties items totaling $2,509,555, which was due to the increase in the deposit and the prepayment for decoration for the new outpatient building.

 Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $591,799, compared to net cash used in investing activities of $1,183,264 for the three months ended March 31, 2016. The cash used in investing activities for the three months ended March 31, 2017 was mainly used for the purchase of medical equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was $272,425, as compared to net cash used in financing activities of $101,388 for the three months ended March 31, 2016. The cash used in financing activities for the three months ended March 31, 2017 was mainly provided by proceeds from a short-term bank loan of $406,934 and used in payments on capital lease obligation of $679,359.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, may change the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether such changes will ever be implemented or when they may take effect.

In December 2014, our operations moved into the new building. We have finished most of the decoration of the new building, and part of the expansion of medical facilities and purchases of new medical equipment. The hospital will need more medical facilities to update the medical equipment and acquire one pharmaceuticals wholesale and one medicine retail company. The new hospital building is being constructed by Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The building was leased from the related party by financial leasing. The price of the Leasing Agreement referred to the local market price and audited by the auditor. The Leasing Agreement terms consist of 30 payments. Each payment will be made on an annual basis when 7 million RMB per payment will be paid upfront for each leasing period. The first payment was made on September 1st, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the leasee to pay 3 million RMB as deposit at the execution of the Leasing Agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the Jiarun.

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

We did not sell or issue any shares of unregistered securities during the three month period ended March 31, 2017.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Lihua. Sun	Chief Executive Officer	May 15, 2017
Lihua. Sun	(Principal Executive Officer)

/s/ Xuewei. Zhang	Chief Financial Officer	May 15, 2017
Xuewei. Zhang	(Principal Financial Officer)

