Form 10-Q
period 2017-06-30
JRSIS HEALTH CARE Corp
filed 2017-08-14
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

2

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June30, 2017 are not necessarily indicative of the results that can be expected for the year ended December 31, 2017.

3

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	June 30,	December 31,
	2017	2016
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$617,237	$890,662
Accounts receivable, net	3,708,065	3,335,500
Inventories	834,236	801,240
Other receivables	3,202	1,555
Prepayments	364,146	518,722
Amount due from related parties	4,446,407	1,804,987
Deferred expenses	66,571	64,967
Total current assets	10,039,864	7,417,633
Construction in progress	1,153,588
Property and equipment, net	24,228,108	23,274,180
Long term deferred expenses	135,457	164,676
Deposits for capital leases	804,727	846,101
Total assets	$36,361,744	$31,702,590

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$1,180,822	$743,660
Short-term bank loan	427,891	-
Deposits received	7,700	5,751
Amount due to related parties	110,486	25,329
Other payable	408,201	77,973
Payroll payable	60,817	52,072
Capital lease obligations - current portion	1,196,934	2,313,038
Total current liabilities	3,392,851	3,217,823

Capital lease obligations	17,520,011	16,222,992
Other capital lease payable	576,368	574,921
Total liabilities	$21,489,230	$20,015,736

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 13,915,000 and 13,915,000 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	13,915	13,915
Additional Paid-in capital	1,132,423	1,132,423
Retained earnings	8,298,870	6,274,052
Other comprehensive income	(595,979)	(786,055)
Total shareholders’ equity of the Company	8,849,229	6,634,335
Non-controlling interest	6,023,285	5,052,519
Total shareholders’ equity	14,872,514	11,686,854
Total liabilities and shareholders’ equity	$36,361,744	$31,702,590

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue:
Medicine	$2,420,921	$1,871,324	$4,948,996	$3,796,999
Patient services	2,937,476	2,420,913	5,920,213	4,903,869
Total revenue	5,358,397	4,292,237	10,869,209	8,700,868
Operating costs and expenses:
Cost of medicine sold	1,575,900	1,105,998	3,226,366	2,212,179
Medical consumables	548,472	427,518	1,106,774	817,278
Salaries and benefits	894,437	702,653	1,708,803	1,385,243
Office supplies	212,987	68,432	332,289	150,238
Vehicle expenses	21,345	11,825	42,825	21,396
Utilities expenses	71,597	86,224	219,484	232,331
Advertising and promotion expenses	35,581	33,186	36,195	77,107
Interest expense	339,375	347,394	629,314	691,212
Professional fee	24,551	102,498	38,313	106,921
Depreciation	311,350	256,734	614,351	497,019
Total operating costs and expenses	4,035,595	3,142,462	7,954,714	6,190,924
Earnings from operations before other income and income taxes	1,322,802	1,149,775	2,914,495	2,509,944
Other income (expenses)	(17,333)	3,488	(20,263)	4,757
Earnings from operations before income taxes	1,305,469	1,153,263	2,894,232	2,514,701
Income tax	716	1,442	1,635	2,306
Net income	1,304,753	1,151,821	2,892,597	2,512,395
Less: net income attributable to non-controlling interests	391,426	357,067	867,779	777,340
Net income attributable to the Company	$913,327	$794,754	$2,024,818	$1,735,055
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	74,627	(87,491)	102,987	(66,229)
Foreign currency translation adjustment attributable to the Company	171,663	(198,539)	190,076	(168,043)
Comprehensive income	$1,551,043	$865,791	$3,185,660	$2,278,123
Less: Comprehensive income attributable to non-controlling interests	466,053	269,576	970,766	711,111
Comprehensive income attributable to the Company	$1,084,990	$596,215	$2,214,894	$1,567,012

Basic and diluted earnings per share	$0.0656	$0.0571	$0.1456	$0.1247
Weighted average number of shares outstanding	13,915,000	13,915,000	13,915,000	13,915,000

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Six Months Ended June 30,
	2017	2016

Cash Flows from Operating Activities
Net income	$2,892,597	$2,512,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	614,351	497,019
Interest	629,314	691,212
Changes in operating assets and liabilities:
Accounts receivable, net	(286,081)	(360,934)
Inventories	(13,024)	(126,677)
Amount due from related parties	(2,561,991)	-
Prepayments and other current assets	160,093	100,126
Accounts payable	412,846	(23,637)
Amount due to related parties	102,234	96,809
Deposits received	1,781	(271)
Accrued expenses and other current liabilities	(73,300)	36,316
Net cash provided by operating activities	1,878,820	3,422,358

Cash Flows from Investing Activities
Purchases of fixed assets	(886,542)	(1,726,351)
Prepayment for fixed assets acquisition	(50,834)	(1,141,156)
Payment for Construction in progress	(1,137,189)	-
Net cash used in investing activities	(2,074,565)	(2,867,507)

Cash Flows from Financing Activities
Proceeds from shareholders	380,000	-
Payments on capital lease obligation	(861,407)	(1,512,487)
Proceeds from related parties	-	76,495
Proceeds from capital lease	-	961,408
Short-term bank loan	411,319	431,060
Net cash used in financing activities	(70,088)	(43,524)

Effect of exchange rate fluctuation on cash and cash equivalents	(7,592)	(8,938)
Net increase (decrease) in cash and cash equivalents	(273,425)	502,389

Cash and cash equivalents, beginning of period	890,662	352,153
Cash and cash equivalents, ending of period	$617,237	$854,542

Supplemental disclosure of cash flow information
Cash paid for income taxes	(1,635)	(2,306)
Cash paid for interest	(629,314)	(716,980)

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

Reorganization

On December 23, 2012, in accordance with the “Foreign Investment Enterprise Law” under the People’s Republic of China (“PRC”), Runteng and Jiarun entered into an agreement that Runteng and the original owner of Jiarun should invest a total of RMB50,000,000 ($7,936,508), in which Runteng and the original owner should contribute RMB35,000,000 ($5,555,556) or 70% and RMB15,000,000 ($2,380,952) or 30% of the total capital, respectively. According to the Article of Association (Joint venture investment agreement) and the amendment of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay RMB35,000,000 ($5,555,556) within five years after the issuance of the joint venture business license. As of June 30, 2017, Jiarun has received $1,081,000 from Runteng.

On March 7, 2013, JHCL acquired all 100 issued and outstanding shares of through share exchanges to obtain 100% controlling interests of Runteng.

On June 1, 2013, Junsheng Zhang, the owner of Jiarun, entered into a supplemental agreement with Runteng for the attribution of accumulated retained earnings of Jiarun. In which, the historical accumulated profit of Jiarun up to June 30, 2013, should be 100% attributed to Junsheng Zhang; the profit generated from Jiarun after July 1, 2013, should be attributed to Runteng and Junsheng Zhang on the basis of 70% and 30%, respectively.

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

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the six months ended June 30, 2017 and 2016, no customer accounted for more than 10% of net revenue. As of June 30, 2017 and December 31, 2016, 3 and 2 customers, respectively, accounted for more than 10% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

There were no transfers between level 1, level 2 or level 3 measurements for the six months ended June 30, 2017 and 2016.

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

ASC 740-10, “Accounting for Uncertainty in Income Taxes” requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

As a result of the implementation of ASC 740-10, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740-10. The Company recognized no material adjustments to liabilities or shareholder’s equity as a result of the implementation. The adoption of ASC 740-10 did not have a material impact on the Company’s unaudited consolidated financial statements.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $1,635 and $2,306 for the six months ended June 30, 2017 and 2016, respectively, to support the local tax bureau’s economical obligations.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU No. 2016-18 for the reporting period ending December 31, 2016, and was applied retrospectively. As a result of adoption of ASU No. 2016-18, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.

In January 2017, the FASB issued Accounting Standards Board Update No. 2017-01: Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”). The ASU clarifies the definition of business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for the Company’s fiscal year beginning January 1, 2018, and subsequent interim periods with prospective application with impacts on the Company’s consolidated financial statements that may vary depending on each specific acquisition. Early adoption is conditionally permitted.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation: (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company is in the process of assessing the impact that the adoption of this ASU will have on our consolidated financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. ACCOUNTS RECEIVABLE, NET

	June 30	December 31
	2017	2016
	(Unaudited)
Accounts receivable	$3,732,780	$3,359,619
Less: allowance for doubtful debts	24,715	24,119
	$3,708,065	$3,335,500

The Company experienced nil bad debts during the six months ended June 30, 2017 and 2016.

NOTE 4. INVENTORIES

At June 30, 2017 and December 31, 2016, inventories consist of the following:

	June 30	December 31
	2017	2016
	(Unaudited)
Western medicine	$495,964	$548,724
Chinese herbal medicine	10,881	9,113
Medical material	324,895	241,630
Other material	2,496	1,773
	$834,236	$801,240

NOTE 5. PREPAYMENT

At June 30, 2017 and December 31, 2016, prepayment consists of the following:

	June 30	December 31
	2017	2016
	(Unaudited)
Deposits on medical equipment	$254,916	$221,083
Heating fees	-	86,515
Others	109,230	211,124
	$364,146	$518,722

NOTE 6. PROPERTY AND EQUIPMENT

At June 30, 2017 and December 31, 2016, property and equipment, at cost, consist of:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Transportation equipment	$733,316	$715,646
Medical equipment	10,033,267	9,282,026
Electrical equipment	1,364,602	1,310,927
Office equipment and others	106,823	93,283
Buildings	14,776,047	13,982,919
Software	140,410	137,028
Total fixed assets at cost	27,154,465	25,521,829
Accumulated depreciation	(2,926,357)	(2,247,649)
Total fixed assets, net	$24,228,108	$23,274,180

The Company recorded depreciation expense of $614,351 and $497,019 for the six months ended June 30, 2017 and 2016, and $311,350 and $256,734 for the three months ended June 30, 2017 and 2016, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. LONG TERM DEFERRED EXPENSES

On May 7, 2015, July 3, 2015 and October 16, 2015, Jiarun entered into three lease agreements to lease medical equipment from Hair Finance Leasing (China) Co., Ltd. (“Hair”), a third party, for a five-year period, in which Jiarun is required to pay consulting fee to Hair for the services provided over the five years. The consulting fee paid but attributable to the current and subsequent accounting periods was accounted for as deferred expenses and long term deferred expenses. The current portion of the prepaid consulting fee was recorded as deferred expenses $66,571 and $64,967 as of June, 2017 and December 31, 2016. The long-term deferred expenses were $135,457 and $164,676 as of June, 2017 and December 31, 2016.

The Company recorded consulting fee of $32,813 and $34,513 for the six months ended June 30, 2017 and 2016, and $16,439 and $17,267 for the three months ended June 30, 2017 and 2016, respectively

NOTE 8. CAPITAL LEASE OBLIGATIONS AND DEPOSIT FOR CAPITAL LEASES

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

On May 7, 2015, July 3, 2015, October 16, 2015, May 10, 2016, July 5, 2016, December 16, 2016 and April 1, 2017, Jiarun entered into several lease agreements to lease medical equipment and elevator from three lease finance companies, which are all third parties, for three to five-year periods, in which Jiarun is required to make monthly or quarterly payments toward the leases. The Company was also required to pay deposits up front, which deposits will later be used to offset against the last quarterly payment. The medical equipment and elevator will be transferred to Jiarun upon the completion of the agreement.

These leases have been classified as capital leases. The cost of the medical equipment included in these leases is included in the consolidated balance sheets as property and equipment and construction in progress.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. CAPITAL LEASE OBLIGATIONS AND DEPOSIT FOR CAPITAL LEASES (CONTINUED)

The future minimum lease payments for annual capital lease obligation as of June 30, 2017, are as follows:

Year	Amounts (Unaudited)
2017	$1,104,057
2018	2,221,016
2019	2,193,932
Thereafter	13,197,940
Total	$18,716,945

The Company recorded finance lease fees of $640,330 and $697,383 for the six months ended June 30, 2017 and 2016, and $314,513 and $353,904 for the three months ended June 30, 2017 and 2016, respectively.

NOTE 9. SHORT-TERM BANK LOAN

	June 30	December 31
	2017	2016
	(Unaudited)
Short- term bank loan	$427,891	$-

As of June 30, 2017, the above bank loan was acquired for working capital and capital expenditure purposes. The loan was primarily obtained from Harbin Bank with interest rate of 6.09% per annum, the loan contract was started from January 19, 2017 to January 18, 2018, and the loan was received on January 24, 2017. The interest expenses were $10,489 and $12,609 for the six months ended June 30, 2017 and 2016, respectively, and $6,573 and $6,910 for the three months ended June 30, 2017 and 2016, respectively.

NOTE 10. NON-CONTROLLING INTERESTS

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest (“NCI”) recognized. The Company holds 70% interest of Jiarun as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, NCI in the consolidated balance sheet was $6,023,285 and $5,052,519, respectively. For the six months ended June 30, 2017, the comprehensive income attributable to shareholders’ equity and NCI is $2,214,894 and $970,766 respectively. For the six months ended June 30, 2016, the comprehensive income attributable to shareholders’ equity and NCIs is $1,567,012 and $711,111, respectively. For the three months ended June 30, 2017, the comprehensive income attributable to shareholders’ equity and NCI is $1,084,990 and $466,053 respectively. For the three months ended June 30, 2016, the comprehensive income attributable to shareholders’ equity and NCIs is $596,215 and $269,576, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 11. REVENUE

The Company’s revenue consists of medicine sales and patient care revenue.

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$3,961,730	$2,892,334
Chinese medicine	812,405	752,962
Herbal medicine	174,861	151,703
Total medicine	$4,948,996	$3,796,999

Patient services:
Medical consulting	$3,233,252	$2,549,751
Medical treatment	2,647,550	2,266,851
Others	39,411	87,267
Total patient services	$5,920,213	$4,903,869

	$10,869,209	$8,700,868

	Three Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$1,947,933	$1,424,098
Chinese medicine	385,346	365,495
Herbal medicine	87,642	81,731
Total medicine	$2,420,921	$1,871,324

Patient services:
Medical consulting	$1,627,328	$1,225,643
Medical treatment	1,277,071	1,114,559
Others	33,077	80,711
Total patient services	$2,937,476	$2,420,913

	$5,358,397	$4,292,237

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $1,635 and $2,306 for the six months ended June 30, 2017 and 2016, respectively to support the local tax bureau's economical obligations.

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

(d) Harbin Jiarun Pharmacy Co., Limited owned by Junsheng Zhang

(e) Heilongjiang Province Runjia Medical Equipment Company Limited owned by Junsheng Zhang

(f) Jiarun Super Market Co., Ltd. owned by Junsheng Zhang

(g) Harbin Qi-run pharmacy limited owned by Junsheng Zhang

(h) Yanhua Xing and Weiguang Song, the former shareholder of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
Name of related parties	2017	2016
Harbin Baiyi Real Estate Development Co., Ltd.	$4,396,407	$1,754,987
Junsheng Zhang	46,500	46,500
Yanhua Xing	2,450	2,450
Weiguang Song	1,050	1,050
	$4,446,407	$1,804,987

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. RELATED PARTY TRANSACTIONS (CONTINUED)

Amount due from Baiyi was mainly represented the deposit and progress payment for the new outpatient building which was constructed by Baiyi. The Company signed a purchase agreement with Baiyi to acquire the first to eighth floor of a building which is under construction by Baiyi. The total amount for the purchased property is approximately RMB63,900,000 ($9,579,894). The Company had made a deposit of $1,451,136 in 2016, and progress payment of $2,945,271 accordingly. The total payment was $4,396,407 as of June 30, 2017. Besides, the Company had also made $983,658 to Baiyi in progress payment and material cost for the new outpatient building as of June 30, 2017 and which was classified as construction in progress in the long term asset.

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to be paid.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
Name of related parties	2017	2016
Harbin Jiarun Pharmacy Co., Ltd	$36,623	$-
Heilongjiang Province Runjia Medical Equipment Co., Ltd	14,510	18,382
Harbin Qi-run pharmacy Co., Ltd	9,353	6,947
Junsheng Zhang	50,000	-
	$110,486	$25,329

Amount due to Harbin Jiarun Pharmacy Co., Ltd., Harbin Qi-run pharmacy Co., Ltd and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly for the balance for purchase of medicine and medical material from these four companies.

Amounts due to Junsheng Zhang represented the balance paid by Mr. Zhang for the daily operation of the Company.

Related parties’ transactions

Purchase of medicine and medical material from related parties consisted of the following for the periods indicated:

	For six months ended June 30,
Name of related parties	2017	2016
Heilongjiang Dahua Medicine Wholesale Co., Ltd	$-	$527,648
Harbin Jiarun Pharmacy Co., Ltd	93,241	95,429
Heilongjiang Province Runjia Medical Equipment Co., Ltd	389	45,672
Harbin Qi-run pharmacy Co., Ltd	22,133	11,496
	$115,763	$680,245

 Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of June 30, 2017, the Company has a balance of deposits for capital leases and capital lease obligations of $442,646 and $11,564,904 respectively. As of December 31, 2016, the Company has a balance of deposits for capital leases and capital lease obligations of $431,980 and $13,896,989 respectively.

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

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$2,024,818	$1,735,055
Denominator:
Basic and diluted weighted-average number of shares outstanding	13,915,000	13,915,000
Net income per share:
Basic and diluted	$0.1455	$0.1247

NOTE 15. CONTINGENCIES AND COMMITMENT

There was no contingency as of June 30, 2017 and December 31, 2016.

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

ASC 740-10, “Accounting for Uncertainty in Income Taxes” requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

As a result of the implementation of ASC 740-10, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740-10. The Company recognized no material adjustments to liabilities or shareholder's equity as a result of the implementation. The adoption of ASC 740-10 did not have a material impact on the Company's unaudited consolidated financial statements.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $1,635 and $2,306 for the six months ended June 30, 2017 and 2016, respectively, to support the local tax bureau's economical obligations.

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

Results of Operations for Three Months Ended June 30, 2017 and 2016

The following table shows key components of the results of operations during three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change
	2017	2016	$		%

Revenue:
Medicine	$2,420,921	$1,871,324		$549,597	29%
Patient services	2,937,476	2,420,913		516,563	21%
Total revenue	5,358,397	4,292,237		1,066,160	25%
Operating costs and expenses:
Cost of medicine sold	1,575,900	1,105,998		469,902	42%
Medical consumables	548,472	427,518	.	120,954	28%
Salaries and benefits	894,437	702,653		191,784	27%
Office supplies	212,987	68,432		144,555	211%
Vehicle expenses	21,345	11,825		9,520	81%
Utilities expenses	71,597	86,224		(14,627)	(17)%
Advertising and promotion expenses	35,581	33,186		2,395	7%
Interest expense	339,375	347,394		(8,019)	(2)%
Professional fee	24,551	102,498		(77,947)	(76)%
Depreciation	311,350	256,734		54,616	21%
Total operating costs and expenses	4,035,595	3,142,462		893,133	28%
Earnings from operations before other income and income taxes	1,322,802	1,149,775		173,027	15%
Other income	(17,333)	3,488		(20,821)	(597)%
Earnings from operations before income taxes	1,305,469	1,153,263		152,206	13%
Income tax	716	1,442		(726)	(50)%
Net income	1,304,753	1,151,821		152,932	13%
Less: net income attributable to non-controlling interests	391,426	357,067		34,359	10%
Net income attributable to the Company	$913,327	$794,754		$118,573	15%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	74,627	(87,491)		162,118	(185)%
Foreign currency translation adjustment attributable to the Company	171,663	(198,539)		370,202	(186)%
Comprehensive income	$1,551,043	$865,791		$685,252	79%

Revenue

Operating revenue for the three months ended June 30, 2017, which resulted primarily from medicine revenue and patient services revenue, was $5,358,397, an increase of 25% as compared with the operating revenue of $4,292,237 for the three months ended June 30, 2016. The increase was primarily a result of the number of treated inpatients growing to 4,627 patients, about 1,233 more than the 3,394 patients treated in three months ended June 30, 2016.

Costs and Expenses

Total costs and expenses were $4,035,595 for the three months ended June 30, 2017, an increase of $893,133 or 28% as compared to $3,142,462 for the same period of 2016. This increase was primarily due to significant increase of cost of medicine sold of $1,575,900, medical consumables of $548,472, salaries and benefits of $894,437.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $1,575,900 for the three months ended June 30, 2017, an increase of $469,902 or 42% as compared to $1,105,998 for the same period of 2016. This increase was primarily due to significant increases in sales of Western medicine and Chinese medicine. For the three months ended June 30, 2017, the cost of Western medicine and Chinese medicine were $1,536,033 as compared to $1,074,447 for the same period of 2016.

Medical consumables

Medical consumables mainly consist of materials expenses, repair cost, medical film expenses and test reagent. Total medical consumables were $548,472 for the three months ended June 30, 2017, an increase of $120,954 or 28% as compared to $427,518 for the same period of 2016. The increase was mainly a result of increase in materials expenses of $70,356, and increase in repair cost of $56,068.

Salaries and benefits

Salaries and benefits mainly consist of salary expenses, and social insurance expenses. Total salaries and benefits were $894,437 for the three months ended June 30, 2017, an increase of $191,784 or 27% as compared to $702,653 for the same period of 2016. The increase was mainly a result of increase in salaries expenses of $176,420 and increase in social insurance expenses of $15,377. The number of employees was 566, an increase of 108 as compared to 458 for the same period of 2016.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities. Jiarun hospital has voluntarily paid income tax of $716 and $1,442 for the three months ended June 30, 2017 and 2016, respectively to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $1,322,802 for the three months ended June 30, 2017, as compared with operating income of $1,149,775 for the three months ended June 30, 2016. The Company’s net income for the three months ended June 30, 2017 was $1,304,753 representing an increase of $152,932 or 13%, over $1,151,821 for the three months ended June 30, 2016. The increases in income from operations and net income for the three months ended June 30, 2017, were primarily due to aforementioned changes in operating revenue and operating expenses.

Results of Operations for the six months Ended June 30, 2017 and 2016

The following table shows key components of the results of operations during six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Change
	2017	2016	$	%

Revenue:
Medicine	$4,948,996	$3,796,999	$1,151,997	30%
Patient services	5,920,213	4,903,869	1,016,344	21%
Total revenue	10,869,209	8,700,868	2,168,341	25%
Operating costs and expenses:
Cost of medicine sold	3,226,366	2,212,179	1,014,187	46%
Medical consumables	1,106,774	817,278	289,496	35%
Salaries and benefits	1,708,803	1,385,243	323,560	23%
Office supplies	332,289	150,238	182,051	121%
Vehicle expenses	42,825	21,396	21,429	100%
Utilities expenses	219,484	232,331	(12,847)	(6)%
Advertising and promotion expenses	36,195	77,107	(40,912)	(53)%
Interest expense	629,314	691,212	(61,898)	(9)%
Professional fee	38,313	106,921	(68,608)	(64)%
Depreciation	614,351	497,019	117,332	24%
Total operating costs and expenses	7,954,714	6,190,924	1,763,790	28%
Earnings from operations before other income and income taxes	2,914,495	2,509,944	404,551	16%
Other income (expenses)	(20,263)	4,757	(25,020)	526%
Earnings from operations before income taxes	2,894,232	2,514,701	379,531	15%
Income tax	1,635	2,306	(671)	(29)%
Net income	2,892,597	2,512,395	380,202	15%
Less: net income attributable to non-controlling interests	867,779	777,340	90,439	12%
Net income attributable to the Company	$2,024,818	$1,735,055	$289,763	17%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	102,987	(66,229)	169,216	(256)%
Foreign currency translation adjustment attributable to the Company	190,076	(168,043)	358,119	(213)%
Comprehensive income	$3,185,660	$2,278,123	$907,537	40%

Revenue

Operating revenue for the six months ended June 30, 2017, which resulted primarily from medicine revenue and patient services revenue, was $10,869,209, an increase of 25% as compared with the operating revenue of $8,700,868 for the six months ended June 30, 2016. The increase was primarily a result of the number of treated inpatients growing to 9,025 patients, about 1,877 more than the 7,148 patients treated in six months ended June 30, 2016.

Costs and Expenses

Total costs and expenses were $7,954,714 for the six months ended June 30, 2017, an increase of $1,763,790 or 28% as compared to $6,190,924 for the same period of 2016. This increase was primarily due to significant increases in medical consumables of $289,496, and increases in cost of medicine supplies of approximately $1,014,187, and increase in salaries and benefits of $323,560.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $3,226,366 for the six months ended June 30, 2017, an increase of $1,014,187 or 46% as compared to $2,212,179 for the same period of 2016. This increase was primarily due to significant increases in cost of Western medicine and Chinese medicine of $995,402. For the six months ended June 30, 2017, the cost of Western medicine and Chinese medicine were $3,148,833, as compared to $2,153,432 for the same period of 2016.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $1,106,744 for the six months ended June 30, 2017, an increase of $289,496 or 35% as compared to $817,278 for the same period of 2016. The increase was mainly a result of increase in materials expenses of $174,045 and increase in repair cost of $69,852.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $1,708,803 for the six months ended June 30, 2017, an increase of $323,560 or 23% as compared to $1,385,243 for the same period of 2016. The increase was mainly a result of increase in salaries expenses of $293,240. The number of employees was 546, an increase of 94 as compared to 452 for the same period of 2016.

Income Taxes

Enterprise income tax is defined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

Jiarun's medical services have been exempt from enterprise income tax since March 1, 2006, which has been approved by the Local Taxation Bureau.

Jiarun was incorporated in accordance with the law of medical and health institutions mainly provides medical services, with the "PRC Business Tax Tentative Regulations" Article 8 (3) medical service income tax-free provisions (hospital, clinics and other medical institutions to provide medical services shall be exempt from business tax). The Company's medical services have been exempted from business tax since March 1, 2006.

In considering the achievements of the hospital, they could not have been reached without the support of local authorities, Jiarun hospital has voluntarily paid income tax voluntary of $1,635 and $2,306 for the six months ended June 30, 2017 and 2016, respectively, to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $2,914,495 for the six months ended June 30, 2017, as compared with operating income of $2,509,944 for the six months ended June 30, 2016. The Company’s net income for the six months ended June 30, 2017 was $2,892,597 representing an increase of $380,202 or 15%, over $2,512,395 for the six months ended June 30, 2016. The increases in income from operations and net income for the six months ended June 30, 2017 were primarily due to aforementioned changes in operating revenue and operating expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared for the Company to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of June 30, 2017, the Company had $617,237 of cash and cash equivalents.

We are presently able to meet our obligations as they come due. As of June 30, 2017, we had non-controlling interest of $6,023,285 and shareholders’ equity of $14,872,514.

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

Cash Flows and Capital Resources

We believe that we will generate cash flow from our business, which, along with our available cash, will provide sufficient liquidity and financial flexibility. Our cash flows are summarized below:

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	1,878,820	3,422,358
Net cash used in investing activities	(2,074,565)	(2,867,507)
Net cash used in financing activities	(70,088)	(43,524)
Effect of exchange rate fluctuation on cash and cash equivalents	(7,592)	(8,938)
Net (increase) decrease in cash and cash equivalents	(273,425)	502,389
Cash and cash equivalents, beginning of period	890,662	352,153
Cash and cash equivalents, ending of period	$617,237	$854,542

Net Cash provided by Operating Activities

For the six months ended June 30, 2017, we had positive cash flow from operating activities of $1,878,820, a decrease of $1,543,538 from the same period of 2016, during which we had cash flow from operating activities of $3,422,358. The increase in net cash used in operating activities was mainly as a result of the net income for the six months ended June 30, 2017, increased by $380,202 as compared to the six months ended June 30, 2016, and the addition of Amount to Related Parties items totaling $2,561,991, which was due to the purchasing of new outpatient building and decoration.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017, was $2,074,565, compared to net cash used in investing activities of $2,867,507 for the six months ended June 30, 2016. The cash used in investing activities for the six months ended June 30, 2017, was mainly used for the purchase of medical equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017, was $70,088, as compared to net cash used in financing activities of $43,524 for the six months ended June 30, 2016. The cash used in financing activities for the six months ended June 30, 2017, was mainly provided by proceeds from a short-term bank loan of $411,319 and payments on capital lease obligation of $861,407.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, may change the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether such changes will ever be implemented or when they may take effect.

In December 2014, our operations moved into the new building. We have finished most of the decoration of the new building, and part of the expansion of medical facilities and purchases of new medical equipment. The hospital will need more medical facilities to update the medical equipment and acquire one pharmaceuticals wholesale and one medicine retail company. The new hospital building is being constructed by Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. The building was leased from the related party by financial leasing. The price of the Leasing Agreement referred to the local market price and audited by the auditor. The Leasing Agreement terms consist of 30 payments. Each payment will be made on an annual basis when 7 million RMB per payment will be paid upfront for each leasing period. The first payment was made on September 1, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for the leasee to pay 3 million RMB as a deposit at the execution of the Leasing Agreement, which will be deducted from the final rental settlement. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the Jiarun.

We plan to acquire other hospitals and companies involved in the healthcare industry in the PRC using cash and shares of our common stock. Substantial capital may be needed for these acquisitions, and we may need to raise additional funds through the sale of our common stock, debt financing or other arrangements. We do not have any commitments or arrangements from any person to provide us with any additional capital. Additional capital may not be available to us, or if available, on acceptable terms, in which case we would not be able to acquire other hospitals or businesses in the healthcare industry.

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

We did not sell or issue any shares of unregistered securities during the three months period ended June 30, 2017.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Lihua. Sun	Chief Executive Officer	August 14, 2017
Lihua. Sun	(Principal Executive Officer)

/s/ Xuewei. Zhang	Chief Financial Officer	August 14, 2017
Xuewei. Zhang	(Principal Financial Officer)

