Form 10-Q
period 2017-09-30
JRSIS HEALTH CARE Corp
filed 2017-11-13
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

2

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ended December 31, 2017.

3

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$999,648	$890,662
Accounts receivable, net	4,011,489	3,335,500
Inventories	1,083,242	801,240
Other receivables	3,261	1,555
Prepayments	814,531	518,722
Amount due from related parties	3,641,787	1,804,987
Deferred expenses	67,797	64,967
Total current assets	10,621,755	7,417,633
Construction in progress	1,754,719	-
Property and equipment, net	24,508,268	23,274,180
Long term deferred expenses	121,001	164,676
Deposits for capital leases	819,543	846,101
Total assets	$37,825,286	$31,702,590

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$1,505,516	$743,660
Short-term bank loan	435,769	-
Deposits received	5,325	5,751
Amount due to related parties	155,699	25,329
Other payable	748,013	77,973
Payroll payable	56,938	52,072
Capital lease obligations - current portion	1,214,281	2,313,038
Total current liabilities	4,121,541	3,217,823

Capital lease obligations	16,446,949	16,222,992
Other capital lease payable	585,898	574,921
Total liabilities	$21,154,388	$20,015,736

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 13,915,000 and 13,915,000 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	13,915	13,915
Additional Paid-in capital	1,132,423	1,132,423
Retained earnings	9,354,792	6,274,052
Other comprehensive income	(392,935)	(786,055)
Total shareholders’ equity of the Company	10,108,195	6,634,335
Non-controlling interest	6,562,703	5,052,519
Total shareholders’ equity	16,670,898	11,686,854
Total liabilities and shareholders’ equity	$37,825,286	$31,702,590

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue:
Medicine	$2,407,174	$1,846,898	$7,356,170	$5,643,897
Patient services	3,315,923	2,410,346	9,236,136	7,314,215
Total revenue	5,723,097	4,257,244	16,592,306	12,958,112
Operating costs and expenses:
Cost of medicine sold	1,573,420	1,161,959	4,799,786	3,374,138
Medical consumables	648,258	382,891	1,755,032	1,200,169
Salaries and benefits	934,950	720,860	2,643,753	2,106,103
Office supplies	249,389	70,142	581,678	220,380
Vehicle expenses	22,842	17,374	65,667	38,770
Utilities expenses	74,222	76,027	293,706	308,358
Rentals and lease	5,877	-	5,877	-
Advertising and promotion expenses	22,869	15,868	59,064	92,975
Interest expense	351,137	339,737	980,451	1,030,949
Professional fee	15,869	19,351	54,182	126,272
Depreciation	322,476	282,302	936,827	779,321
Total operating costs and expenses	4,221,309	3,086,511	12,176,023	9,277,435
Earnings from operations before other income and income taxes	1,501,788	1,170,733	4,416,283	3,680,677
Other income (expenses)	7,108	(857)	(13,155)	3,900
Earnings from operations before income taxes	1,508,896	1,169,876	4,403,128	3,684,577
Income tax	437	866	2,072	3,172
Net income	1,508,459	1,169,010	4,401,056	3,681,405
Less: net income attributable to non-controlling interests	452,538	355,950	1,320,317	1,133,290
Net income attributable to the Company	$1,055,921	$813,060	$3,080,739	$2,548,115
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(86,880)	11,530	(189,867)	77,759
Foreign currency translation adjustment attributable to the Company	(203,045)	27,126	(393,121)	195,169
Comprehensive income	$1,798,384	$1,130,354	$4,984,044	$3,408,477
Less: Comprehensive income attributable to non-controlling interests	539,418	344,420	1,510,184	1,055,531
Comprehensive income attributable to the Company	$1,258,966	$785,934	$3,473,860	$2,352,946

Basic and diluted earnings per share	$0.0759	$0.0584	$0.2214	$0.1831
Weighted average number of shares outstanding	13,915,000	13,915,000	13,915,000	13,915,000

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016

Cash Flows from Operating Activities
Net income	$4,401,056	$3,681,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	936,827	779,321
Interest	980,451	1,030,949
Changes in operating assets and liabilities:
Accounts receivable, net	(518,881)	(445,404)
Inventories	(241,598)	(333,473)
Amount due from related parties	(1,721,979)	(531,897)
Prepayments and other current assets	(454,662)	(446,649)
Accounts payable	713,214	303,474
Amount due to related parties	161,232	(191,282)
Deposits received	(661)	(507)
Accrued expenses and other current liabilities	(95,108)	68,086
Net cash provided by operating activities	4,159,891	3,914,023

Cash Flows from Investing Activities
Purchases of fixed assets	(630,043)	(3,346,535)
Prepayment for fixed assets acquisition	(261,101)	428,106
Payment of Construction in progress	(1,715,630)	-
Net cash used in investing activities	(2,606,774)	(2,918,429)

Cash Flows from Financing Activities
Proceeds from shareholders	720,000	-
Payments on capital lease obligation	(2,565,420)	(2,149,599)
Proceeds from related parties	-	75,985
Proceeds from capital lease	-	904,854
Short-term bank loan	408,836	421,331
Net cash used in financing activities	(1,436,584)	(747,429)

Effect of exchange rate fluctuation on cash and cash equivalents	(7,547)	(3,296)
Net increase (decrease) in cash and cash equivalents	108,986	244,869

Cash and cash equivalents, beginning of period	890,662	352,153
Cash and cash equivalents, ending of period	$999,648	$597,022

Supplemental disclosure of cash flow information
Cash paid for income taxes	2,072	3,172
Cash paid for interest	980,451	1,030,949

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

Reorganization

On December 23, 2012, in accordance with the “Foreign Investment Enterprise Law” under the People’s Republic of China (“PRC”), Runteng and Jiarun entered into an agreement that Runteng and the original owner of Jiarun should invest a total of RMB50,000,000 ($7,936,508), in which Runteng and the original owner should contribute RMB35,000,000 ($5,555,556) or 70% and RMB15,000,000 ($2,380,952) or 30% of the total capital, respectively. According to the Article of Association (Joint venture investment agreement) and the amendment of Article of Association (Joint venture investment agreement), Runteng has the obligation to pay RMB35,000,000 ($5,555,556) within five years after the issuance of the joint venture business license. As of September 30, 2017, Jiarun has received $1,081,000 from Runteng.

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

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the three months ended September 30, 2017 and 2016, no customer accounted for more than 10% of net revenue. As of September 30, 2017 and December 31, 2016, 3 and 2 customers, respectively, accounted for more than 10% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

There were no transfers between level 1, level 2 or level 3 measurements for the nine months ended September 30, 2017 and 2016.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $2,072 and $3,172 for the nine months ended September 30, 2017 and 2016, respectively, to support the local tax bureau’s economical obligations.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. Accounts Receivable, Net

	September 30	December 31
	2017	2016
	(Unaudited)
Accounts receivable	$4,036,283	$3,359,619
Less: allowance for doubtful debts	24,794	24,119
	$4,011,489	$3,335,500

The Company experienced nil bad debts during the nine months ended September 30, 2017 and 2016.

NOTE 4. Inventories

At September 30, 2017 and December 31, 2016, inventories consist of the following:

	September 30	December 31
	2017	2016
	(Unaudited)
Western medicine	$630,342	$548,724
Chinese herbal medicine	11,967	9,113
Medical material	438,511	241,630
Other material	2,422	1,773
	$1,083,242	$801,240

NOTE 5. Prepayment

At September 30, 2017 and December 31, 2016, prepayment consists of the following:

	September 30	December 31
	2017	2016
	(Unaudited)
Deposits on medical equipment	$419,642	$221,083
Heating fees	-	86,515
Others	394,889	211,124
	$814,531	$518,722

NOTE 6. Property and Equipment

At September 30, 2017 and December 31, 2016, property and equipment, at cost, consist of:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Transportation equipment	$852,332	$715,646
Medical equipment	10,266,210	9,282,026
Electrical equipment	1,389,725	1,310,927
Office equipment and others	112,637	93,283
Buildings	15,048,090	13,982,919
Software	142,996	137,028
Total fixed assets at cost	27,811,990	25,521,829
Accumulated depreciation	(3,303,722)	(2,247,649)
Total fixed assets, net	$24,508,268	$23,274,180

The Company recorded depreciation expense of $936,827 and $779,321 for the nine months ended September 30, 2017 and 2016, and $322,476 and $282,302 for the three months ended September 30, 2017 and 2016, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. Long term deferred expenses

On May 7, 2015, July 3, 2015 and October 16, 2015, Jiarun entered into three lease agreements to lease medical equipment from Hair Finance Leasing (China) Co., Ltd. (“Hair”), a third party, for a five-year period, in which Jiarun is required to pay consulting fee to Hair for the services provided over the five years. The consulting fee paid but attributable to the current and subsequent accounting periods was accounted for as deferred expenses and long term deferred expenses. The current portion of the prepaid consulting fee was recorded as deferred expenses $67,797 and $64,967 as of September, 2017 and December 31, 2016. The long-term deferred expenses were $121,001 and $164,676 as of September, 2017 and December 31, 2016.

The Company recorded consulting fee of $49,715 and $51,425 for the nine months ended September 30, 2017 and 2016, and $16,903 and $16,912 for the three months ended September 30, 2017 and 2016, respectively

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases (Continued)

The future minimum lease payments for annual capital lease obligation as of September 30, 2017, are as follows:

Year	Amounts (Unaudited)
2017	$561,417
2018	2,261,908
2019	2,234,325
Thereafter	12,603,580
Total	$17,661,230

The Company recorded finance lease fees of $969,036 and $1,028,871 for the nine months ended September 30, 2017 and 2016, and $328,706 and $349,488 for the three months ended September 30, 2017 and 2016, respectively.

NOTE 9. Short-term Bank Loan

	September 30	December 31
	2017	2016
	(Unaudited)
Short- term bank loan	$435,769	$-

As of September 30, 2017, the above bank loan was acquired for working capital and capital expenditure purposes. The loan was primarily obtained from Harbin Bank with interest rate of 6.09% per annum, the loan contract was started from January 19, 2017 to January 18, 2018, and the loan was received on January 24, 2017. The interest expenses were $17,226 and $19,384 for the nine months ended September 30, 2017 and 2016, respectively, and $6,737 and $6,775 for the three months ended September 30, 2017 and 2016, respectively.

NOTE 10. Non-controlling Interests

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest (“NCI”) recognized. The Company holds 70% interest of Jiarun as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, NCI in the consolidated balance sheet was $6,562,703 and $5,052,519, respectively. For the nine months ended September 30, 2017, the comprehensive income attributable to shareholders’ equity and NCI is $3,473,860 and $1,510,184, respectively. For the nine months ended September 30, 2016, the comprehensive income attributable to shareholders’ equity and NCIs is $2,352,946 and $1,055,531, respectively. For the three months ended September 30, 2017, the comprehensive income attributable to shareholders’ equity and NCI is $1,258,966 and $539,418 respectively. For the three months ended September 30, 2016, the comprehensive income attributable to shareholders’ equity and NCIs is $785,934 and $344,420, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 11. Revenue

The Company’s revenue consists of medicine sales and patient care revenue.

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$5,879,515	$4,332,469
Chinese medicine	1,211,547	1,093,906
Herbal medicine	265,108	217,522
Total medicine	$7,356,170	$5,643,897

Patient services:
Medical consulting	$5,058,274	$3,772,599
Medical treatment	3,934,189	3,413,746
Others	243,673	127,870
Total patient services	$9,236,136	$7,314,215

	$16,592,306	$12,958,112

	Three Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$1,917,785	$1,440,135
Chinese medicine	399,142	340,944
Herbal medicine	90,247	65,819
Total medicine	$2,407,174	$1,846,898

Patient services:
Medical consulting	$1,825,022	$1,222,847
Medical treatment	1,286,639	1,146,895
Others	204,262	40,604
Total patient services	$3,315,923	$2,410,346

	$5,723,097	$4,257,244

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 12. Income Tax Expense

The Company uses the asset-liability method of accounting for income taxes prescribed by ASC 740 Income Taxes. The Company and its subsidiaries each files their taxes individually.

United States

JHCC is subject to the United States of America Tax law at tax rate of 34% for its taxable income. No provision for the US federal income taxes has been made as the Company had no US taxable income for the periods presented, and its earnings are generated from PRC.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $2,072 and $3,172 for the nine months ended September 30, 2017 and 2016, respectively to support the local tax bureau's economical obligations.

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

(d) Harbin Jiarun Pharmacy Co., Limited owned by Junsheng Zhang

(e) Heilongjiang Province Runjia Medical Equipment Company Limited owned by Junsheng Zhang

(f) Jiarun Super Market Co., Ltd. owned by Junsheng Zhang

(g) Harbin Qi-run pharmacy limited owned by Junsheng Zhang

(h) Yanhua Xing and Weiguang Song, the former shareholder of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
Name of related parties	2017	2016
Harbin Baiyi Real Estate Development Co., Ltd.	$3,591,787	$1,754,987
Junsheng Zhang	46,500	46,500
Yanhua Xing	2,450	2,450
Weiguang Song	1,050	1,050
	$3,641,787	$1,804,987

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. Related Party Transactions (Continued)

Amount due from Baiyi was mainly represented the deposit and progress payment for the new outpatient building which was constructed by Baiyi. The Company signed a purchase agreement with Baiyi to acquire the first to eighth floor of a building which is under construction by Baiyi. The total amount for the purchased property is approximately RMB63,900,000 ($9,579,894). The Company had made a deposit of $1,451,136 in 2016, and progress payment of $2,945,271 accordingly. The total payment was $3,591,787 as of September 30, 2017.

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to be paid.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
Name of related parties	2017	2016
Harbin Jiarun Pharmacy Co., Ltd	$90,382	$-
Heilongjiang Province Runjia Medical Equipment Co., Ltd	3,356	18,382
Harbin Qi-run pharmacy Co., Ltd	11,961	6,947
Junsheng Zhang	50,000	-
	$155,699	$25,329

Amount due to Harbin Jiarun Pharmacy Co., Ltd., Harbin Qi-run pharmacy Co., Ltd and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly for the balance for purchase of medicine and medical material from these three companies.

Amounts due to Junsheng Zhang represented the balance paid by Mr. Zhang for the daily operation of the Company.

Related parties’ transactions

Purchase of medicine and medical material from related parties consisted of the following for the periods indicated:

	For nine months ended September 30,
Name of related parties	2017	2016
Heilongjiang Dahua Medicine Wholesale Co., Ltd	$-	$552,682
Harbin Jiarun Pharmacy Co., Ltd	146,083	143,530
Heilongjiang Province Runjia Medical Equipment Co., Ltd	393	58,899
Harbin Qi-run pharmacy Co., Ltd	24,738	19,185
	$171,214	$774,296

Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of September 30, 2017, the Company has a balance of deposits for capital leases and capital lease obligations of $450,796 and $11,992,336 respectively. As of December 31, 2016, the Company has a balance of deposits for capital leases and capital lease obligations of $431,980 and $13,896,989 respectively.

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

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$3,080,739	$2,548,115
Denominator:
Basic and diluted weighted-average number of shares outstanding	13,915,000	13,915,000
Net income per share:
Basic and diluted	$0.2214	$0.1831

NOTE 15. Contingencies and Commitment

There was no contingency as of September 30, 2017 and December 31, 2016.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $2,072 and $3,172 for the nine months ended September 30, 2017 and 2016, respectively, to support the local tax bureau's economical obligations.

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

Results of Operations for Three Months Ended September 30, 2017 and 2016

The following table shows key components of the results of operations during three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change
	2017	2016	$	%

Revenue:
Medicine	$2,407,174	$1,846,898	$560,276	30%
Patient services	3,315,923	2,410,346	905,577	38%
Total revenue	5,723,097	4,257,244	1,465,853	34%
Operating costs and expenses:
Cost of medicine sold	1,573,420	1,161,959	411,461	35%
Medical consumables	648,258	382,891	265,367	69%
Salaries and benefits	934,950	720,860	214,090	30%
Office supplies	249,389	70,142	179,247	256%
Vehicle expenses	22,842	17,374	5,468	31%
Utilities expenses	74,222	76,027	(1,805)	(2)%
Rentals and leases	5,877	-	5,877
Advertising and promotion expenses	22,869	15,868	7,001	44%
Interest expense	351,137	339,737	11,400	4%
Professional fee	15,869	19,351	(3,482)	(18)%
Depreciation	322,476	282,302	40,174	14%
Total operating costs and expenses	4,221,309	3,086,511	1,134,798	37%
Earnings from operations before other income and income taxes	1,501,788	1,170,733	331,055	28%
Other income	7,108	(857)	7,965	(929)%
Earnings from operations before income taxes	1,508,896	1,169,876	339,020	29%
Income tax	437	866	(429)	(50)%
Net income	1,508,459	1,169,010	339,449	29%
Less: net income attributable to non-controlling interests	452,538	355,950	96,588	27%
Net income attributable to the Company	$1,055,921	$813,060	$242,861	30%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(86,880)	11,530	(98,410)	(854)%
Foreign currency translation adjustment attributable to the Company	(203,045)	27,126	(230,171)	(849)%
Comprehensive income	$1,798,384	$1,130,354	$668.030	59%

Revenue

Operating revenue for the three months ended September 30, 2017, which resulted primarily from medicine revenue and patient services revenue, was $5,723,097, an increase of 34% as compared with the operating revenue of $4,257,244 for the three months ended September 30, 2016. The increase was primarily a result of the number of treated inpatients growing to 3,700 patients, about 290 more than the 3,410 patients treated in three months ended September 30, 2016.

Costs and Expenses

Total costs and expenses were $4,221,309 for the three months ended September 30, 2017, an increase of $1,134,798 or 37% as compared to $3,086,511 for the same period of 2016. This increase was primarily due to significant increase of cost of medicine sold of $411,461, medical consumables of $265,367, salaries and benefits of $214,090.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $1,573,420 for the three months ended September 30, 2017, an increase of $411,461 or 35% as compared to $1,161,959 for the same period of 2016. This increase was primarily due to significant increases in sales of Western medicine and Chinese medicine. For the three months ended September 30, 2017, the cost of Western medicine and Chinese medicine were $1,532,487 as compared to $1,136,255 for the same period of 2016.

Medical consumables

Medical consumables mainly consist of materials expenses, repair cost, medical film expenses and test reagent. Total medical consumables were $648,258 for the three months ended September 30, 2017, an increase of $265,367 or 69% as compared to $382,891 for the same period of 2016. The increase was mainly a result of increase in materials expenses of $121,747.

Salaries and benefits

Salaries and benefits mainly consist of salary expenses, and social insurance expenses. Total salaries and benefits were $934,950 for the three months ended September 30, 2017, an increase of $214,090 or 30% as compared to $720,860 for the same period of 2016. The increase was mainly a result of increase in salaries expenses of $199,215 and increase in social insurance expenses of $14,782. The number of employees was 572, an increase of 93 as compared to 479 for the same period of 2016.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities. Jiarun hospital has voluntarily paid income tax of $437 and $866 for the three months ended September 30, 2017 and 2016, respectively to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $1,501,788 for the three months ended September 30, 2017, as compared with operating income of $1,170,733 for the three months ended September 30, 2016. The Company’s net income for the three months ended September 30, 2017 was $1,508,459 representing an increase of $339,449 or 29%, over $1,169,010 for the three months ended September 30, 2016. The increases in income from operations and net income for the three months ended September 30, 2017, were primarily due to aforementioned changes in operating revenue and operating expenses.

Results of Operations for the nine months Ended September 30, 2017 and 2016

The following table shows key components of the results of operations during nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Change
	2017	2016	$	%

Revenue:
Medicine	$7,356,170	$5,643,897	$1,712,273	30%
Patient services	9,236,136	7,314,215	1,921,921	26%
Total revenue	16,592,306	12,958,112	3,634,194	28%
Operating costs and expenses:
Cost of medicine sold	4,799,786	3,374,138	1,425,648	42%
Medical consumables	1,755,032	1,200,169	554,863	46%
Salaries and benefits	2,643,753	2,106,103	537,650	26%
Office supplies	581,678	220,380	361,298	164%
Vehicle expenses	65,667	38,770	26,897	69%
Utilities expenses	293,706	308,358	(14,652)	(5)%
Rentals and leases	5,877	-	5,877	100%
Advertising and promotion expenses	59,064	92,975	(33,911)	(36)%
Interest expense	980,451	1,030,949	(50,498)	(5)%
Professional fee	54,182	126,272	(72,090)	(57)%
Depreciation	936,827	779,321	157,506	20%
Total operating costs and expenses	12,176,023	9,277,435	2,898,588	31%
Earnings from operations before other income and income taxes	4,416,283	3,680,677	735,607	20%
Other income (expenses)	(13,155)	3,900	(17,055)	(437)%
Earnings from operations before income taxes	4,403,128	3,684,577	718,552	20%
Income tax	2,072	3,172	(1,100)	(35)%
Net income	4,401,056	3,681,405	719,651	20%
Less: net income attributable to non-controlling interests	1,320,317	1,133,290	187,027	17%
Net income attributable to the Company	$3,080,739	$2,548,115	$532,624	21%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(189,867)	77,759	(267,626)	(344)%
Foreign currency translation adjustment attributable to the Company	(393,121)	195,169	(588,290)	(301)%
Comprehensive income	$4,984,044	$3,408,477	$1,575,567	46%

Revenue

Operating revenue for the nine months ended September 30, 2017, which resulted primarily from medicine revenue and patient services revenue, was $16,592,306, an increase of 28% as compared with the operating revenue of $12,958,112 for the nine months ended September 30, 2016. The increase was primarily a result of the number of treated inpatients growing to 12,725 patients, about 2,167 more than the 10,558 patients treated in nine months ended September 30, 2016.

Costs and Expenses

Total costs and expenses were $12,176,023 for the nine months ended September 30, 2017, an increase of $2,898,588 or 31% as compared to $9,277,435 for the same period of 2016. This increase was primarily due to significant increases in medical consumables of $554,863, and increases in cost of medicine supplies of approximately $1,425,648, and increase in salaries and benefits of $537,650.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $4,799,786 for the nine months ended September 30, 2017, an increase of $1,425,648 or 42% as compared to $3,374,138 for the same period of 2016. This increase was primarily due to significant increases in cost of Western medicine and Chinese medicine of $1,391,634. For the nine months ended September 30, 2017, the cost of Western medicine and Chinese medicine were $4,681,320, as compared to $3,289,686 for the same period of 2016.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $1,755,032 for the nine months ended September 30, 2017, an increase of $554,863 or 46% as compared to $1,200,169 for the same period of 2016. The increase was mainly a result of increase in materials expenses of $295,793 and increase in repair cost of $69,988.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $2,643,753 for the nine months ended September 30, 2017, an increase of $537,650 or 26% as compared to $2,106,103 for the same period of 2016. The increase was mainly a result of increase in salaries expenses of $492,455. The number of employees was 555, an increase of 94 as compared to 461 for the same period of 2016.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities, Jiarun hospital has voluntarily paid income tax voluntary of $2,072 and $3,172 for the nine months ended September 30, 2017 and 2016, respectively, to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $4,416,283 for the nine months ended September 30, 2017, as compared with operating income of $3,680,677 for the nine months ended September 30, 2016. The Company’s net income for the nine months ended September 30, 2017 was $4,401,056 representing an increase of $719,651 or 20%, over $3,681,405 for the nine months ended September 30, 2016. The increases in income from operations and net income for the nine months ended September 30, 2017 were primarily due to aforementioned changes in operating revenue and operating expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared for the Company to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of September 30, 2017, the Company had $999,648 of cash and cash equivalents.

We are presently able to meet our obligations as they come due. As of September 30, 2017, we had non-controlling interest of $6,562,703 and shareholders’ equity of $16,670,898.

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

Cash Flows and Capital Resources

We believe that we will generate cash flow from our business, which, along with our available cash, will provide sufficient liquidity and financial flexibility. Our cash flows are summarized below:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	4,159,891	3,914,023
Net cash used in investing activities	(2,606,774)	(2,918,429)
Net cash used in financing activities	(1,436,584)	(747,429)
Effect of exchange rate fluctuation on cash and cash equivalents	(7,547)	(3,296)
Net (increase) decrease in cash and cash equivalents	108,986	244,869
Cash and cash equivalents, beginning of period	890,662	352,153
Cash and cash equivalents, ending of period	$999,648	$597,022

Net Cash provided by Operating Activities

For the nine months ended September 30, 2017, we had positive cash flow from operating activities of $4,159,891, an increase of $245,868 from the same period of 2016, during which we had cash flow from operating activities of $3,914,023. The increase in net cash used in operating activities was mainly as a result of the net income for the nine months ended September 30, 2017, increased by $719,651 as compared to the nine months ended September 30, 2016, and the addition of Amount to Accounts payable items totaling $409,740, which was due to the purchasing of medicines and equipment.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017, was $2,606,774, compared to net cash used in investing activities of $2,918,429 for the nine months ended September 30, 2016. The cash used in investing activities for the nine months ended September 30, 2017, was mainly used for the purchase of medical equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017, was $1,436,584, as compared to net cash used in financing activities of $747,429 for the nine months ended September 30, 2016. The cash used in financing activities for the nine months ended September 30, 2017, was mainly provided by proceeds from shareholders $720,000 and from a short-term bank loan of $408,836 and payments on capital lease obligation of $2,565,420.

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

We did not sell or issue any shares of unregistered securities during the three months period ended September 30, 2017.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Lihua. Sun	Chief Executive Officer	November 13, 2017
Lihua. Sun	(Principal Executive Officer)

/s/ Xuewei. Zhang	Chief Financial Officer	November 13, 2017
Xuewei. Zhang	(Principal Financial Officer)

