Form 10-K
period 2017-12-31
JRSIS HEALTH CARE Corp
filed 2018-04-17
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

(Mark One)

FORM10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to____________

Commission file number: 001-36758

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

As of April 17, 2018, there were 14,975,000 shares of the registrant’s common stock outstanding.

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

.

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

As is common in China, we generate revenues from providing both patients services and the sale of medicine, these two areas respectively making up 55% and 45% of the total revenues for the year ended December 31, 2017, 56% and 44% of the total revenues for the year ended December 31, 2016.

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

For the recent two years, the Company’s revenue has been growing at a compound rate of approximately 43% annually. We have secured a new, much larger location to allow for our fast organic growth. Our operations moved into the new building in December of 2014.

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

Company	Content of cooperation
Zhejiang Di an Medical Devices Co., Ltd.	Supplier of Medical Equipment
Harbin ChengYe Economic and Trade Co., Ltd.	Supplier of Medical Equipment
ShangYao Kexingyuan Heilongjiang Co., Ltd.	Supplier of Medical
Shenyang MuXiang trading Co., Ltd.	Supplier of Medical Equipment
Otis Elevator (China) Co., Ltd.	Supplier of Equipment
Hebei Wanrui Medical Devices Co., Ltd	Supplier of Equipment
De Yi Lin Medical Equipment (Shanghai) Co., Ltd.	Supplier of Medical Equipment
Harbin BaoYue medical equipment sales co., Ltd.	Supplier of Medical Equipment and reagent
Harbin Jiarun Pharmacy Co., Ltd.	Supplier of Medical
Harbin Shengtai Pharmaceutical Co., Ltd.	Supplier of Chinese Herbal Medicine
Harbin Zhengda Longxiang Pharmaceutical Co., Ltd.	Supplier of Medical
General Electric Medical Systems Trade and development (Shanghai) Co., Ltd.	Supplier of Medical Equipment
Anhui Zehua Guoyaoyinpian Co., Ltd	Supplier of Medical
Harbin Gong Bin run da Yiyaojingxiao Co., Ltd	Supplier of Medical
Sinopharm Heilongjiang Co., Ltd.	Supplier of Medical
Harbin Pharmaceutical Group	Supplier of Medical
Heilongjiang Haishuo Pharmaceutical Co., Ltd.	Supplier of Medical
Heilongjiang Kelun Pharmaceutical Trading Co. Ltd.	Supplier of Medical
Heilongjiang XinLong Pharmaceutical Co., Ltd.	Supplier of Medical
Heilongjiang RunJia Medical Equipment Co., Ltd.	Supplier of Medical Equipment
Harbin Zhongpeng Pharmaceutical Co., Ltd	Supplier of Medical

Competition

We compete with two government-owned hospitals in the city of Harbin. We believe that we will be able to effectively compete with them because we:

●	Extensive marketing tactics will reach a large segment of customers

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

In the future, we plan to further strengthen our marketing efforts and improve our brand awareness through advertising on newspapers, magazines, and television. We will continue to focus on community medical service by maintaining good relationship with our communities and providing quality medical service to the neighborhood residents. We will set up our marketing department and team to focus on specific market and patients. We understand that the key to success is to provide quality services.

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

Jiarun was incorporated in accordance with the law of medical and health institutions mainly provide medical services, with the "PRC Business Tax Tentative Regulations" Article 8 (3) medical service income tax-free provisions (hospital, clinics and other medical institutions to provide medical services shall be exempt from business tax). The Company's medical services have been exempted from business tax since March 1, 2006. The tax-exempt status will remain effective until notification from the tax bureau.

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $2,528 and $4,059 for the years ended December 31, 2017 and 2016, respectively to the local tax bureau.

Employees

As of December 31, 2017, we have 573 employees, consisting of 217 doctors and 40 drug management staff, 240 nurses, supported by 76 non-medical employees. None of our employees are represented by a labor union or similar collective bargaining organization.

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

In practice, it usually takes four to nine weeks for doctors and nurses to transfer their practicing licenses from one medical institution to another or add another medical institution to their permitted practicing institutions. Some of our recently hired doctors have submitted applications to transfer their practicing licenses from their previous employers to our medical centers but have not finished the process. We cannot assure you that these doctors will complete the transfer of their practicing licenses or the government procedures timely, or at all. Our failure to properly manage the employment of our doctors and nurses may subject us to administrative penalties including fines, loss of licenses, or, in the worst-case scenario, an order to cease practice against our medical centers, which could materially and adversely affect our business.

Our business exposes us to liability risks that are inherent in the operation of complex medical equipment, which may experience failures or cause injury either because of defects, faulty maintenance or repair, or improper use.

Our business exposes us to liability risks that are inherent in the operation of complex medical equipment, which may experience failures or cause injury either because of defects, faulty maintenance or repair, or improper use. Extended downtime of our medical equipment could result in lost revenues, dissatisfaction on the part of customers and damage to our reputation. Any injury caused by our medical equipment in our medical centers due to equipment defects, improper maintenance or improper operation could subject us to liability claims. Regardless of their merit or eventual outcome, such liability claims could result in significant legal defense costs for us, harm our reputation, and otherwise have a material adverse effect on our business, financial condition, and results of operations.

We primarily rely on equipment manufacturers or third-party service providers to maintain and repair the complex medical equipment used in our medical centers. If any of these manufacturers or third-party service providers fails to perform its contractual obligations to provide such services or refuses to renew these service agreements on terms acceptable to us, or at all, we may not be able to find a suitable alternative service provider or establish our own maintenance and repair team in a timely manner. Similarly, any failure of or significant quality deterioration in such service providers’ services could materially and adversely affect customer experience. We also rely on both equipment manufacturers and our own internal expertise to provide technical training to our staff on the proper operation of such equipment. If such medical technicians are not properly and adequately trained, or if they make errors in the operation of the complex medical equipment even if they are properly trained, they may misuse or ineffectively use the complex medical equipment in our medical centers. Such failure could result in unsatisfactory medical examination results, diagnosis, treatment outcomes, patient injury or possibly death, any of which could materially and adversely affect our business, financial condition, results of operations and prospects.

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

The hospital industry is intensely competitive, and we expect competition to intensify further in the future. This is a very capital-intensive business and companies with greater resources may have advantages that make our model weaker in comparison.

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

Our business is speculative and reliant on acceptance of our brand name by local communities, physicians, patients, and advertisers. Our operating performance is also heavily dependent on our ability to earn a profit from our services. We cannot assure as to whether we will be successful or earn any revenue or profit, or that investors will not lose their entire investment.

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

We may incur substantial cost overruns in the distribution of our services. Unanticipated costs may force us to obtain additional capital or financing from other sources or may cause us to lose our entire investment if we are unable to obtain the additional funds necessary to implement our business plan. We cannot assure that we will be able to obtain sufficient capital to successfully continue the implementation of our business plan. If a greater investment in the business is required due to cost overruns, the probability of earning a profit or a return of the shareholders’ investment in us diminishes.

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

SAFE regulations relating to offshore investment activities by PRC residents may increase our administrative burdens and restrict our overseas and cross-border investment activity. If our shareholders and beneficial owners who are PRC residents fail to make any required applications, registrations, and filings under such regulations, we may be unable to distribute profits and may become subject to liability under PRC laws.

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

Current policies adopted by the PRC government indicate that it seeks to encourage a market-oriented economy. We believe that the PRC government will continue to develop policies that strengthen its economic and trading relationships with foreign countries and as a consequence, business development in the PRC will follow current market forces. While we believe that this trend will continue, we cannot assure you that such beneficial policies will not change in the future. A change in the current policies of the PRC government could result in confiscatory taxation, restrictions on currency conversion, or the expropriation or nationalization of private enterprises, all of which would have a negative impact on our current corporate structure and our operations. The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

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

The PRC only recently has permitted greater provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof. If this were to occur, we may be required to divest the interests we then control in Chinese properties. Any such developments could have a material adverse effect on our business, operations, financial condition, and prospects.

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

Regulatory Risks

State and Local Regulation

The Company may be subject to the separate regulations pertaining to commercial private lenders, specific property types or specific types of borrowers in each particular state, county, municipality or country. The Company may fail to comply with all of such regulations or may incur significant costs in complying with such regulations.

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

Because the worldwide market value of our common stock held by non-affiliates, or public float, is below $75 million, we are also a “smaller reporting company” as defined under the Exchange Act. Some of the foregoing reduced disclosure and other requirements are also available to us because we are a smaller reporting company and may continue to be available to us even after we are no longer an emerging growth company under the JOBS Act but remain a smaller reporting company under the Exchange Act. As a smaller reporting company, we are not required to:

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

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

Our insiders beneficially own a significant portion of our stock, and accordingly, may have control over stockholder matters, the Company’s business and management.

The percentage ownership information shown in the table below is calculated based on 14,835,000 shares of our common stock issued and outstanding as of December 31, 2017. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Amount and Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Junsheng Zhang	11,160,000	75.23%
	President, Chairman of the board.	Direct
Common Stock	Lihua Sun	-	-
	CEO, Director	Direct
Common Stock	Xuewei Zhang	-	-
	CFO, Director	Direct
Common Stock	Yanhui Xing	2,000	0.01%
	Director	Direct
	All Officers and Directors as a Group	11,162,000	75.24%

As a result, our executive officers, directors and affiliated persons will have significant influence to:

·	Elect or defeat the election of our directors;

·	Amend or prevent amendment of our articles of incorporation or bylaws;

·	Effect or prevent a merger, sale of assets or other corporate transaction; and

·	Affect tome of any other matter submitted to the stockholders for vote.

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

We are authorized to issue up to 100,000,000 shares of common stock, of which 14,835,000 shares are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences, and privilege of such shares, without consent of any of our stockholders. Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring, or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting for all our current operations. The process of implementing our internal controls and complying with Section 404 will be expensive and time - consuming and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the Securities and Exchange Commission, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and harm our business.

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

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified members for our Board of Directors.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act. The requirements of these rules and regulations increase our legal, accounting, and financial compliance costs, may make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

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

Holders of Securities

As of April 17, 2018, we had 134 recorded shareholders and 14,975,000 outstanding shares of common stock, par value $0.001. We have 1,915,000 shares registered pursuant to the S-1, which of our outstanding shares are eligible for sale pursuant to Rule 144.

During the period from January 1, 2017 to April 17, 2018, JHCC sold 920,000 shares of common stock to 37 investors for the price of USD $1.00 per share. The shares were sold to investors. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act. The offering was also sold in compliance with the exemption from registration provided by Regulation S, as the purchasers reside in countries other than the United States.

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

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

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

As a result of the implementation of FIN 48 (ASC 740-10), the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 (ASC 740-10). The Company recognized no material adjustments to liabilities or shareholder's equity as a result of the implementation. The adoption of FIN 48 (ASC 740-10) did not have a material impact on the Company's unaudited consolidated financial statements.

Enterprise income tax is defined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

Jiarun's medical sales and patient services have been exempt from enterprise income tax since March 1, 2006, which has been approved by the Local Taxation Bureau.

Jiarun was incorporated in accordance with the law of medical and health institutions, mainly provide medical services, with the "PRC Business Tax Tentative Regulations" Article 8 (3) medical service income tax-free provisions (hospital, clinics, and other medical institutions to provide medical services shall be exempt from business tax). The Company's medical services have been exempted from business tax since March 1, 2006.

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $2,528 and $4,059 for the years ended December 31, 2017 and 2016, respectively to support the local tax bureau's economical obligations.

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

Results of Operations for the Years Ended December 31, 2017 and 2016

The following table shows key components of the results of operations during the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,		Change
	2017	2016	$	%
Revenue:
Medicine	$10,889,753	$7,998,195	$2,891,558	36%
Patient services	13,258,204	10,120,550	3,137,654	31%
Total revenue	24,147,957	18,118,745	6,029,212	33%
Operating costs and expenses:
Cost of medicine sold	7,055,828	4,882,316	2,173,512	45%
Medical consumables	2,851,904	1,747,917	1,103,987	63%
Salaries and benefits	3,606,687	2,861,888	744,799	26%
Office supplies	677,745	378,691	299,054	79%
Vehicle expenses	90,028	56,605	33,423	59%
Utilities expenses	439,248	443,054	(3,806)	(1%)
Rentals and leases	26,636	-	26,636	N A
Advertising and promotion expenses	75,542	119,156	(43,614)	(37%)
Interest expense	1,324,867	1,384,826	(59,959)	(4%)
Professional fee	74,046	140,059	(66,013)	(47%)
Depreciation	1,268,253	1,081,123	187,130	17%
Total operating costs and expenses	17,490,784	13,095,635	4,395,149	34%
Earnings from operations before other income and income taxes	6,657,173	5,023,110	1,634,063	33%
Other income	(16,231)	934	(17,165)	(1838%)
Earnings from operations before income taxes	6,640,942	5,024,044	1,616,898	32%
Income tax	2,528	4,059	1,531	(38%)
Net income	6,638,414	5,019,985	1,618,429	32%

Other comprehensive income:
Foreign currency translation adjustment	987,535	(744,676)	1,732,211	(233%)
Comprehensive income	$7,625,949	$4,275,309	$3,350,640	78%

Revenue

Operating revenue for the year ended December 31, 2017, which resulted primarily from medicine revenue and patient services revenue, was $24,147,957, an increase of 33% as compared with the operating revenue of $18,118,745 for the year ended December 31, 2016. The increase was primarily a result of the number of treated inpatients growing to17,877 patients, 3,601 more than the 14,276 patients treated in the year ended December 31, 2016.

Costs and expenses

Total costs and expenses were $17,490,784 for the year ended December 31, 2017, an increase of $4,395,149 or 34% as compared to $13,095,635 for the same period of 2016. This increase was primarily due to significant increases cost of medicine supplies of approximately $2,173,512 and increase in medical consumables of $1,103,987 and increase in Depreciation and amortization of 187,130 and salaries and benefits of 744,799 and increase in Office supplies of 299,054.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine, and herbal medicine. Total cost of medicine sold was $7,055,828 for the year ended December 31, 2017, an increase of $2,173,512 or 45% as compared to $4,882,316 for the same period of 2016. This increase was primarily due to significant increases in cost of Western medicine and Chinese medicine of $2,173,512. For the year ended December 31, 2017, the cost of Western medicine and Chinese medicine were $7,055,828, as compared to $4,882,316 for the same period of 2016.

Medical consumables

Medical consumables mainly consist of materials expenses, medical repair expenses and test reagent. Total medical consumables were $2,851,904 for the year ended December 31, 2017, an increase of $1,103,987 or 63% as compared to $1,747,917 for the same period of 2016. The increase was mainly a result of increase in materials expenses of $358,213 and increase in repair expenses of $260,992 and increase in test reagent expense of $157,954.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $3,606,687 for the year ended December 31, 2017, an increase of $744,799or 26% as compared to $2,861,888 for the same period of 2016. The increase was mainly a result of increase in salaries expenses of $677,049 and increase in social insurance expenses of $67,673.

Depreciation and amortization

Total Depreciation and amortization was $1,268,253 for the year ended December 31, 2017, an increase of $187,130 or 17% as compared to $1,081,123 for the same period of 2016.The increase was mainly a result of increase in property and equipment of 4,340,192.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities, Jiarun hospital has voluntarily paid income tax voluntary of $2,528 and $4,059 for the years ended December 31, 2017 and 2016, respectively to support the local tax bureau's economical obligations.

Income from operations and net income

Income from Operations was $6,657,173 for the year ended December 31, 2017, as compared with operating income of $5,023,110 for the year ended December 31, 2016. The Company’s net income for the year ended December 31, 2017 was $6,638,414 representing an increase of $1,618,429 or 32%, over $5,019,985 for the year ended December 31, 2016. The increase of income from operations and net income for the year ended December 31, 2017 were primarily due to aforementioned changes in operating revenue and operating expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared for the Company to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of December 31, 2017, the Company had approximately $884,292 of cash and cash equivalents.

We are presently able to meet our obligations as they come due. As of December 31, 2017, we had non-controlling interest of $7,339,043 and shareholders’ equity of $12,893,760.

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

Our cash flows are summarized below:

	The Year Ended December 31,
	2017	2016
Net cash provided by operating activities	8,338,210	4,986,466
Net cash used in investing activities	(13,463,230)	(3,610,797)
Net cash used in (provided by) financing activities	5,168,484	(776,198)
Effect of exchange rate fluctuation on cash and cash equivalents	(49,834)	(60,962)
Net (decrease) increase in cash and cash equivalents	(6,370)	538,509
Cash and cash equivalents, beginning of period	890,662	352,153
Cash and cash equivalents, ending of period	$884,292	$890,662

Net Cash Provided by Operating Activities

For the year ended December 31, 2017, we had positive cash flow from operating activities of $8,338,210 an increase of $3,351,744 from the same period of 2016, during which we had cash flow from operating activities of $4,986,466. The net income for the year ended December 31, 2017 increase by $1,618,429 as compared to the year ended December 31, 2016. The increase in net cash provided by operating activities was also the result of several factors, mainly including:

·A decrease due to Amount due from related parties items totaling $957,063, which was the decrease in payment to related parties.

·An increase of due to Accounts payable items totaling $830,684, which was the increase in procurement of medicines and equipment which were no paid.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $13,463,230, compared to net cash used in investing activities of $3,610,797 for the year ended December 31, 2016. The cash used in investing activities for the year ended December 31, 2017, was mainly used for the purchase of medical equipment and new outpatient building.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 was $5,168,484, as compared to net cash used in financing activities of $776,198 for the year ended December 31, 2016. The cash provided by financing activities increased for the year ended December 31, 2017 was mainly due to proceeds from finance lease decreased $2,521,933 and decrease in capital lease obligation $7,158,286.

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

F-1

中正達會計師事務所有限公司
Centurion ZD CPA Limited
Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong.
香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室
Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078
Email 電郵: info@czdcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Stockholders of

JRSIS Health Care Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JRSIS Health Care Corporation and subsidiaries ("the Company") as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, change in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of JRSIS Health Care Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Limited
Centurion ZD CPA Limited
We have served as the Company’s auditor since 2015.

Hong Kong, China

April 17, 2018

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	December 31,	December 31,
	2017	2016

Assets
Current Assets:
Cash and cash equivalents	$884,292	$890,662
Accounts receivable, net	5,678,957	3,335,500
Inventories	936,549	801,240
Other receivables	3,334	1,555
Prepayments	900,680	518,722
Amount due from related parties	1,788,710	1,804,987
Deferred expenses	69,334	64,967
Total current assets	10,261,856	7,417,633
Construction in progress	11,320,976	-
Property and equipment, net	26,151,630	23,274,180
Long term deferred expenses	106,411	164,676
Deposits for capital leases	838,121	846,101
Total assets	$48,678,994	$31,702,590

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$2,105,563	$743,660
Short-term bank loans	445,647	-
Deposits received	6,305	5,751
Amount due to related parties	73,993	25,329
Other payable	77,935	77,973
Payroll payable	57,016	52,072
Capital lease obligations - current portion	2,313,181	2,313,038
Total current liabilities	5,079,640	3,217,823

Capital lease obligations	22,767,740	16,222,992
Other capital lease payable	598,811	574,921
Total liabilities	$28,446,191	$20,015,736

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 14,835,000 and 13,915,000 issued and outstanding at December 31, 2017 and 2016, respectively	14,835	13,915
Additional Paid-in capital	2,051,503	1,132,423
Retained earnings	10,920,942	6,274,052
Other comprehensive income	(93,520)	(786,055)
Total shareholders’ equity of the Company	12,893,760	6,634,335
Non-controlling interest	7,339,043	5,052,519
Total shareholders’ equity	20,232,803	11,686,854
Total liabilities and shareholders’ equity	$48,678,994	$31,702,590

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2017	2016

Revenue:
Medicine	$10,889,753	$7,998,195
Patient services	13,258,204	10,120,550
Total revenue	24,147,957	18,118,745

Operating costs and expenses:
Cost of medicine sold	7,055,828	4,882,316
Medical consumables	2,851,904	1,747,917
Salaries and benefits	3,606,687	2,861,888
Office supplies	677,745	378,691
Vehicle expenses	90,028	56,605
Utilities expenses	439,248	443,054
Rentals and leases	26,636	-
Advertising and promotion expenses	75,542	119,156
Interest expense	1,324,867	1,384,826
Professional fee	74,046	140,059
Depreciation	1,268,253	1,081,123
Total operating costs and expenses	17,490,784	13,095,635
Earnings from operations before other income and income taxes	6,657,173	5,023,110
Other income(expenses)	(16,231)	934
Earnings from operations before income taxes	6,640,942	5,024,044
Income tax	2,528	4,059
Net income	6,638,414	5,019,985
Less: net income attributable to non-controlling interests	1,991,524	1,548,117
Net income attributable to the Company	$4,646,890	$3,471,868
Other comprehensive income:

Foreign currency translation adjustment attributable to non-controlling interests	295,000	(219,290)
Foreign currency translation adjustment attributable to the Company	692,535	(525,386)
Comprehensive income	$7,625,949	$4,275,309
Less: Comprehensive income attributable to non-controlling interests	2,286,524	1,328,827
Comprehensive income attributable to the Company	$5,339,425	$2,946,482
Basic and diluted earnings per share	$0.3247	$0.2495
Weighted average number of shares outstanding	14,311,932	13,915,000

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at January 1, 2016	13,915,000	$13,915	$2,802,184	$(260,669)	$1,132,423	$3,723,692	$7,411,545
Net income	-	-	3,471,868	-	-	1,548,117	5,019,985
Foreign currency translation adjustment	-	-	-	(525,386)	-	(219,290)	(744,676)
Balance at December 31, 2016	13,915,000	$13,915	$6,274,052	$(786,055)	$1,132,423	$5,052,519	$11,686,854

Net income	-		4,646,890	-	-	1,991,524	6,638,414
Shares issued	920,000	920	-	-	919,080	-	920,000
Foreign currency translation adjustment	-	-	-	692,535	-	295,000	987,535
Balance at December 31, 2017	14,835,000	$14,835	$10,920,942	$(93,520)	$2,051,503	$7,339,043	$20,232,803

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2017	2016
Cash Flows From Operating Activities
Net income	$6,638,414	$5,019,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,268,253	1,081,123
Interest	1,324,867	1,384,826
Changes in operating assets and liabilities:
Accounts receivable, net	(2,040,729)	(1,523,067)
Inventories	(78,437)	(349,866)
Amount due from related parties	129,261	(827,802)
Prepayments and other current assets	(200,901)	(173,064)
Accounts payable	1,263,300	432,616
Amount due to related parties	54,907	70,865
Deposits received	162	(502)
Accrued expenses and other current liabilities	(20,887)	(128,648)
Net cash provided by operating activities	8,338,210	4,986,466

Cash Flows From Investing Activities
Purchases of fixed assets	(2,590,890)	(3,475,536)
Prepayment for Construction in progress	(10,901,428)	-
Proceed from sales buyback	-	(135,261)
Proceeds from disposal of fixed assets	29,088	-
Net cash used in investing activities	(13,463,230)	(3,610,797)

Cash Flows From Financing Activities
Proceeds from shareholders	903,153	-
Payments on capital lease obligation	3,860,155	(3,298,131)
Short-term bank loans	405,176	-
Proceeds from finance lease	-	2,521,933
Net cash provided by (used in) financing activities	5,168,484	(776,198)

Effect of exchange rate fluctuation on cash and cash equivalents	(49,834)	(60,962)
Net (decrease)increase in cash and cash equivalents	(6,370)	538,509

Cash and cash equivalents, beginning of period	890,662	352,153
Cash and cash equivalents, ending of period	$884,292	$890,662

Supplemental disclosure of cash flow information
Cash paid for income taxes	(2,528)	(4,059)
Cash paid for interest	(1,324,867)	(1,384,826)

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

Reorganization

On December 23, 2012, in accordance with the "Foreign Investment Enterprise Law" under the People’s Republic of China (“PRC”), Runteng and Jiarun entered into an agreement that Runteng and the original owner of Jiarun, Junsheng Zhang should invest a total of RMB50,000,000 ($7,936,508), in which Runteng and the original owner should contribute RMB35,000,000 ($5,555,556) or 70% and RMB15,000,000 ($2,380,952) or 30% of the total capital, respectively. According to the Joint Venture Investment Agreement, Runteng has the obligation to pay RMB35,000,000 ($5,555,556) within five years after the issuance of the joint venture business license. As of December 31, 2017, Jiarun has received $1,831,000 from Runteng.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

On July 29, 2013, the Joint Venture Investment Agreement between Runteng and Junsheng Zhang has been approved by the Development and Reform Commission of Hulan District, Harbin City and Harbin Investment Promotion Bureau. On the same date, Jiarun has obtained Certificate of Approval for Establishment of Enterprises with Investment of Taiwan, Hong Kong, Macao, and Overseas Chinese in the People’s Republic of China; the Joint Venture prescribe duration of operation of Jiarun is twenty years.

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

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the years ended December 31, 2017 and 2016, no customer accounted for more than 10% of net revenue. As of December 31, 2017and 2016, 2 and 1 customer accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

Operating lease

Leases where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Minimum lease payments, including scheduled rent increases, made under operating leases are charged to the consolidated statements of operations and other comprehensive income (loss) on a straight-line basis over the lease term. Contingent rentals are excluded from minimum lease payments and are recognized as expense when the achievement of the specified target is considered probable.

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

There were no transfers between level 1, level 2 or level 3 measurements for the years ended December 31, 2017 and 2016.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $2,528 and $4,059 for the years ended December 31, 2017 and 2016, respectively to support the local tax bureau's economical obligations.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation: (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We expect to adopt the new standard using the full retrospective application, and we do not believe the adoption will have a significant impact on our recognition of net revenues or related disclosures for any period.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) (“ASU 2017-11”). The update changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The update also clarifies existing disclosure requirements for equity-classified instruments. The update is effective retrospectively for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted for all companies in any interim or annual period.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendment in this update affect entities with transactions included within the scope of Topic 606, The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, The amendments in ASU 2016-10 provide more detailed guidance, including additional implementation guidance and examples in the following key areas: 1) identifying performance obligations and 2) licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12 a proposed Update, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, on September 30, 2015. The amendments do not change the core principles of the standard, but clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain transition matters. This update becomes effective concurrently with ASU No. 2014-09. The Company adopted ASU 2016-12 effective January 1, 2017. The impact on our consolidated financial statements and related disclosures was not material.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. Accounts Receivable, Net

	December 31
	2017	2016
Accounts receivable	$5,704,697	$3,359,619
Less: allowance for doubtful debts	25,740	24,119
	$5,678,957	$3,335,500

The Company experienced nil bad debts during the years ended December 31, 2017 and 2016.

NOTE 4. Inventories

At December 31, 2017 and 2016, inventories consist of the following:

	December 31
	2017	2016
Western medicine	$662,079	$548,724
Chinese herbal medicine	29,499	9,113
Medical material	243,445	241,630
Other material	1,526	1,773
	$936,549	$801,240

NOTE 5. Prepayment

At December 31, 2017 and 2016, prepayment consists of the following:

	December 31
	2017	2016
Deposits on medical equipment	$491,822	$221,083
Heating fees	117,188	86,515
Others	291,670	211,124
	$900,680	$518,722

NOTE 6. Property and Equipment

At December 31, 2017 and 2016, property and equipment, at cost, consist of:

	December 31,
	2017	2016
Transportation equipment	$871,653	$715,646
Medical equipment	11,833,334	9,282,026
Electrical equipment	1,496,461	1,310,927
Office equipment and other	130,524	93,283
Buildings	15,389,204	13,982,919
Software	146,238	137,028
Total fixed assets at cost	29,867,414	25,521,829
Accumulated depreciation	(3,715,784)	(2,247,649)
Total fixed assets, net	$26,151,630	$23,274,180

Depreciation expense was $1,268,253 and $1,081,123 for the years ended December 31, 2017 and 2016, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. Long Term Deferred Expenses

On May 7, 2015, July 3, 2015 and October 16, 2015, Jiarun entered into three lease agreements to lease medical equipment from Hair Finance Leasing (China) Co., Ltd.(“Hair”), a third party, for a five-year period, in which Jiarun is required to pay consulting fee to Hair for the services provided over the five years. The consulting fee paid but attributable to the current and subsequent accounting periods was accounted for as deferred expenses and long term deferred expenses. The current portion of the prepaid consulting fee was recorded as deferred expenses $69,334 and $64,967 as of December 31, 2017 and 2016. The long-term deferred expenses were $106,411 and 164,676 as of December 31, 2017 and 2016.

The Company recorded consulting fee of $66,764 and $67,907 for the year ended December 31, 2017 and 2016, respectively.

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases

On June 5, 2013, Jiarun entered into a lease agreement to lease hospital building from Harbin Baiyi Real Estate Development Co., Ltd (“the Leasor”), which is owned by Junsheng Zhang, a related party. The Leasing terms consist of principal plus 30 payments. Each payment will be made on an annual basis when RMB7,000,000 per payment will be paid upfront for each leasing period. The first payment was made on September 1, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for Jiarun to pay RMB3,000,000 as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. In accordance to accounting principles and treatment, this payment was booked as deposit in our accounts. The Leasor shall return the premium for lease to Jiarun at expiration of this Contract or pledge this deposit as part of rents for the last period or periods in 2043. The lending interest rate was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to Jiarun.

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

On September 1, 2014, October 22, 2014, March 26, 2015, May 7, 2015, July 3, 2015, October 16, 2015, April 6, 2016 and April 13, 2016 and November 25, 2016 and April 5 2017 Jiarun entered into several lease agreements to lease medical equipment and elevator from three lease finance companies, which are all third parties, for three to five-year periods, in which Jiarun is required to make monthly or quarterly payments toward the leases. The Company was also required to pay deposits up front, which deposits will later be used to offset against the last quarterly payment. The medical equipment and elevator will be transferred to Jiarun upon the completion of the agreement.

These leases have been classified as capital leases. The cost of the medical equipment included in these leases is included in the consolidated balance sheets as property and equipment and construction in progress.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases (Continued)

The future minimum lease payments for annual capital lease obligation as of December 31, 2017 are as follows:

Year	Amounts
2018	$2,313,181
2019	2,284,973
2020	1,187,152
Thereafter	19,295,615
Total	$25,080,921

The Company recorded finance lease fees of $1,286,306 and $1,344,867 for the years ended December 2017 and 2016, respectively.

NOTE 9. Short-term Bank Loans

As of December 31, 2017 and 2016, the short-term bank loans were $445,647 and $ nil, respectively. The loans were primarily obtained from Harbin Bank with interest rate of 6.09% per annum, from January 19, 2017 to January 18, 2018, for working capital and capital expenditure purposes. The interest expenses were $23,956 and $26,212 for the year ended December 31, 2017 and 2016, respectively.

NOTE 10. Non-controlling Interests

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds 70% interest of Jiarun as of December 31, 2017 and 2016.

As of December 31, 2017 and 2016, NCI in the consolidated balance sheet was $7,339,043 and $5,052,519, respectively. For the year ended December 31, 2017, the comprehensive income attributable to shareholders’ equity and NCI is $5,339,425 and $2,286,524 respectively. For the year ended December 31, 2016, the comprehensive income attributable to shareholders’ equity and NCIs is $2,946,482 and $1,328,827, respectively.

NOTE 11. Revenue

The Company’s revenue consists of medicine sales and patient care revenue.

	For the Year Ended December 31,
	2017	2016
Medicine:
Western medicine	$8,630,919	$6,207,470
Chinese medicine	1,782,552	1,493,283
Herbal medicine	476,282	297,442
Total medicine	$10,889,753	$7,998,195

Patient services:
Medical consulting	$7,110,475	$5,298,753
Medical treatment	5,736,799	4,588,582
Others	410,930	233,215
Total patient services	$13,258,204	$10,120,550

	$24,147,957	$18,118,745

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 12. Income Tax Expense

The Company uses the asset-liability method of accounting for income taxes prescribed by ASC 740 Income Taxes. The Company and its subsidiaries each file their taxes individually.

United States

JHCC is subject to the United States of America Tax law at tax rate of 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the periods presented, and its earnings are permanently invested in PRC.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun has voluntarily paid income tax of $2,528 and $4,059 for the years ended December 31, 2017 and 2016, respectively to support the local tax bureau's economical obligations.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. Related Party Transactions

The following is the list of the related parties to which the Group has transactions with:

(a) Junsheng Zhang, the Chairman of the Company

(b) Harbin Baiyi Real Estate Development Co., Ltd, owned by Junsheng Zhang

(c) Harbin Jiarun Pharmacy Co., Ltd owned by Junsheng Zhang

(d) Heilongjiang Province Runjia Medical Equipment Company Limited owned by Junsheng Zhang

(e) Jiarun Super Market Co., Ltd. owned by Junsheng Zhang

(f) Harbin Qi-run pharmacy limited owned by Junsheng Zhang

(g) Yanhua Xing and Weiguang Song, the former shareholder of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2017	2016
Harbin Baiyi Real Estate Development Co., Ltd,	$1,738,710	$1,754,987
Junsheng Zhang	46,500	46,500
Yanhua Xing	2,450	2,450
Weiguang Song	1,050	1,050
	$1,788,710	$1,804,987

Amount due from Baiyi was mainly represented the deposit for the new outpatient building which was constructed by Baiyi. The Company had paid a deposit of RMB10,000,000 ($1,536,715) was paid in 2017.

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to be paid.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2017	2016
Harbin Jiarun pharmacy Co., Ltd	$7	$-
Heilongjiang Province Runjia Medical Equipment Co., Ltd	6,014	18,382
Harbin Qi-run pharmacy Co., Ltd	17,972	6,947
Junsheng Zhang	50,000	-
	$73,993	$25,329

Amount due to Harbin Jiarun pharmacy Co., Ltd., Harbin Qi-run Pharmacy Co., Ltd. and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly for the balance for purchase of medicine and medical material from these three companies.

Amounts due to Junsheng Zhang represented the balance paid by Mr. Zhang for the daily operation of the company.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. Related Party Transactions (Continued)

Related parties’ transactions

Purchase of medicine and medical material from related parties consisted of the following for the periods indicated:

	For the Year ended December 31,
Name of related parties	2017	2016
Heilongjiang Dahua Medicine Wholesale Co., Ltd	$-	$520,182
Harbin Jiarun Pharmacy Co., Ltd	192,259	170,638
Heilongjiang Province Runjia Medical Equipment Co., Ltd	6,463	55,821
Harbin Qi-run pharmacy Co., Ltd	30,443	26,273
	$229,165	$772,914

 Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of December 31, 2017, the company has balance of deposits for capital leases and capital lease obligations of $461,014 and $14,632,836 respectively. As of December 31, 2016, the company has balance of deposits for capital leases and capital lease obligations of $431,980 and $13,896,989 respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 14. Basic and Diluted Earnings Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations is shown as follows:

	December 31
	2017	2016
Numerator:
Net income available to common stockholders	$4,646,890	$3,471,868
Denominator:
Basic and diluted weighted-average number of shares outstanding	14,311,932	13,915,000
Net income per share:
Basic and diluted	$0.3247	$0.2495

NOTE 15. Contingencies and Commitment

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of December 31, 2017 and 2016.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of December 31, 2017 and 2016.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

In August 2017 JHCC leases office space under non-cancellable operating lease agreements. Under the terms of the lease, JHCC paid approximately $nil in lease deposits, lease expense payments of approximately $36,881 per year. Under terms of the lease agreement, from August 2017, JHCC is committed to lease expense payments of approximately $36,881 per year for 5 years.

This office is used for 2nd outpatient.

In December 2017 JHCC leases office space under non-cancellable operating lease agreements. Under the terms of the lease, JHCC paid approximately $3,842 in lease deposits, lease expense payments of approximately $68,128 per year. Under terms of the lease agreement, from December 2017, JHCC is committed to lease expense payments of approximately $68,128 per year for 5 years.

This office is used for 1st Branch Company.

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2018	105,009
2019	108,595
2020	115,036
2021	120,048
2022	122,017
570,705

The company has paid Rentals and leases expense of $26,636 and $nil for the years ended December 31, 2017 and 2016, respectively

NOTE 16. COMMON STOCK

The Company issued 920,000 restrict common stock in cash at a rate of $1 per share for US$920,000 under Regulation S Section 5 for 37 non-US persons during 2017. This transaction should be deemed exempt for registration under Rule 902(1)(i) in accordance with Regulation S.

NOTE 17. Subsequent Events

From January 1, 2018 to April 17, 2018 there were 140,000 shares of the Company’s common stock issued to 7 shareholders.

As of April 17, 2018, there were 14,975,000 shares of the Company’s common stock issued and outstanding held by 134 shareholders.

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

As of December 31, 2017, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

As of December 31, 2017, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

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

Mr. Zhang does not, and has not, served as an officer or director of any company required to file reports under the Securities Exchange Act of 1934.

Ms. Lihua Sun, is our Chief Executive Officer and Director. Ms. Sun is one of the cofounder of Jiarun Hospital and has many years in the healthcare industry. She has been the former General Manager of Ankang Medicine in Hulan district and a Director of Heilongjiang Dahua Medicine Co., Ltd.

Ms. Sun does not, and has not, served as an officer or director of any company required to file reports under the Securities Exchange Act of 1934.

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

Legal Proceedings Involving Officers and Directors

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

During the fiscal year of 2017, our Board of Directors had one meeting, including meetings that were held by means of a conference telephone call, but excluding actions taken by unanimous written consent.

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

Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from the fiscal years ended 2016 and 2017, respectively.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Junsheng Zhang	2016	6,321	-	-	-	-	-	-	6,321
Chairman,	2017	6,215	-	-	-	-	-	-	6,215
Lihua Sun	2016	6,291	-	-	-	-	-	-	6,291
CEO/Director	2017	6,215	-	-	-	-	-	-	6,215
Xuewei Zhang	2016	-	-	-	-	-	-	-	-
CFO	2017	-	-	-	-	-	-	-	-

Amounts of compensation for 2016 and 2017, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

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

The percentage ownership information shown in the table below is calculated based on 14,835,000 shares of our common stock issued and outstanding as of December 31, 2017. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Amount and Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Junsheng Zhang	11,160,000	75.23%
	President, Chairman of the board.	Direct
Common Stock	Lihua Sun	-	-
	CEO, Director	Direct
Common Stock	Xuewei Zhang	-	-
	CFO, Director	Direct
Common Stock	Yanhui Xing	2,000	0.01%
	Director	Direct
	All Officers and Directors as a Group	11,162,000	75.24%

As a result, our executive officers, directors and affiliated persons will have significant influence to:

·	Elect or defeat the election of our directors;

·	Amend or prevent amendment of our articles of incorporation or bylaws;

·	Effect or prevent a merger, sale of assets or other corporate transaction; and

·	Affect the outcome of any other matter submitted to the stockholders for vote.

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

We were billed by current independent public accounting firms, Centurion ZD CPA Limited and DCAW (CPA) Limited. for the following professional services they performed for us during the years ended December 31, 2017 and 2016 as set forth in the table below.

	Year Ended December 31,
	2017	2016
Audit fees	$73,000	$70,000
Audit-related fees	$-	$--
Tax fees	$--	$--
All other fees	$1,046	$64,559

Our Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Name	Exhibit
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of the Registrant (1)
3.3	BVI-Registration Form on November 08, 2013 (1)
3.4	Certificate of Incumbency on November 22, 2013 (1)
3.5	BVI-Registration Form on January 14, 2014 (1)
3.6	Certificate of Incumbency on January 22, 2014 (1)
3.7	20131009-COI-China Runteng Medical Group Co., Ltd (1)
5.1	Opinion and Consent of Co-Securities Counsel (1)
10.1	House Leasing Contract (1)
10.2	Financial Leasing Contract (1)
10.3	Supplier Agreement (1)
10.4	Share Exchange Agreement (1)
10.5	Agreement on Modification to Contract and Articles of Association (1)
10.6	Supplementary Description Terms for the Articles of Harbin Jiarun Hospital Co., Ltd (1)
10.7	Rent exemption Agreement (1)
10.8	The shareholder investment confirmation letter (1)
23.1	Consent of Independent Registered Public Accounting Firm (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Form of Subscription Agreement (1)
99.2	Capital Verification Report (1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1) Incorporated by reference to the same exhibit filed with our registration statement on Form S1, as amended (File No. 333-194359).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION

Date: April 17, 2018	By:	/s/ Lihua Sun
Lihua Sun
Chief Executive Officer
Principal Executive Officer

Date: April 17, 2018	By:	/s/ Xuewei Zhang
Xuewei Zhang
Chief Financial Officer
Principal Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Junsheng Zhang	President, Chairman of the Board and Director	April 17, 2018
Junsheng Zhang

/s/ Lihua Sun	Chief Executive Officer and Director	April 17, 2018
Lihua Sun

/s/ Xuewei Zhang	Chief Financial Officer and Director	April17, 2018
Xuewei Zhang

/s/ Yanhui Xing	Director	April 17, 2018
Yanhui Xing

