Form 10-Q
period 2018-03-31
JRSIS HEALTH CARE Corp
filed 2018-05-14
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

As of the date of filing of this report, there were outstanding 14,975,000 shares of the issuer’s common stock, par value $0.001 per share.

1

2

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ended December 31, 2018.

3

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	March 31,	December 31,
	2018	2017
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$1,200,438	$884,292
Accounts receivable, net	7,650,770	5,678,957
Inventories	1,155,449	936,549
Other receivables	11,256	3,334
Prepayments	811,806	900,680
Amount due from related parties	789,484	1,788,710
Deferred expenses	71,837	69,334
Total current assets	11,691,040	10,261,856
Construction in progress	12,212,307	11,320,976
Property and equipment, net	27,493,272	26,151,630
Long term deferred expenses	92,293	106,411
Deposits for capital leases	868,374	838,121
Total assets	$52,357,286	$48,678,994

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$2,731,825	$2,105,563
Short-term bank loan	-	445,647
Deposits received	10,413	6,305
Amount due to related parties	64,704	73,993
Other payable	26,903	77,935
Payroll payable	60,112	57,016
Capital lease obligations - current portion	2,572,635	2,313,181
Total current liabilities	5,466,592	5,079,640

Capital lease obligations	23,046,220	22,767,740
Other capital lease payable	620,044	598,811
Total liabilities	$29,132,856	$28,446,191

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 14,965,000 and 14,835,000 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	14,965	14,835
Additional Paid-in capital	2,181,373	2,051,503
Retained earnings	12,340,921	10,920,942
Other comprehensive income	490,407	(93,520)
Total shareholders’ equity of the Company	15,027,666	12,893,760
Non-controlling interest	8,196,764	7,339,043
Total shareholders’ equity	23,224,430	20,232,803
Total liabilities and shareholders’ equity	$52,357,286	$48,678,994

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue:
Medicine	$2,708,046	$2,528,075
Patient services	4,092,031	2,982,737
Total revenue	6,800,077	5,510,812
Operating costs and expenses:
Cost of medicine sold	1,824,465	1,650,466
Medical consumables	780,272	558,302
Salaries and benefits	1,027,089	814,366
Office supplies	210,500	119,302
Vehicle expenses	31,009	21,480
Utilities expenses	178,979	147,887
Rentals and leases	26,737	-
Advertising and promotion expenses	45	614
Interest expense	306,004	289,939
Professional fee	-	13,762
Depreciation	381,849	303,001
Total operating costs and expenses	4,766,949	3,919,119
Earnings from operations before other income and income taxes	2,033,128	1,591,693
Other income	(4,006)	(2,930)
Earnings from operations before income taxes	2,029,122	1,588,763
Income tax	581	919
Net income	2,028,541	1,587,844
Less: net income attributable to non-controlling interests	608,562	476,353
Net income attributable to the Company	$1,419,979	$1,111,491
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	249,159	28,360
Foreign currency translation adjustment attributable to the Company	583,928	18,413
Comprehensive income	$2,861,628	$1,634,617
Less: Comprehensive income attributable to non-controlling interests	857,721	504,713
Comprehensive income attributable to the Company	$2,003,907	$1,129,904
Basic and diluted earnings per share	$0.0955	$0.0799
Weighted average number of shares outstanding	14,871,111	13,915,000

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$2,028,541	$1,587,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	381,849	303,001
Interest	306,004	289,939
Changes in operating assets and liabilities:
Accounts receivable, net	(1,745,281)	16,097
Inventories	(182,837)	(27,322)
Amount due from related parties	1,049,041	(2,591,155)
Prepayments and other current assets	116,680	(74,585)
Accounts payable	543,549	665,253
Amount due to related parties	(13,197)	108,873
Deposits received	3,832	-
Accrued expenses and other current liabilities	(47,917)	(61,978)
Net cash provided by operating activities	2,440,264	215,967

Cash Flows From Investing Activities
Purchases of property and equipment	(698,950)	(373,129)
Prepayment for property and equipment acquisition	(514,640)	(218,670)
Net cash used in investing activities	(1,213,590)	(591,799)

Cash Flows From Financing Activities
Proceeds from shareholders	134,565	-
Payments on capital lease obligation	(694,479)	(679,359)
Short-term bank loan	(458,342)	406,934
Net cash used in financing activities	(1,018,256)	(272,425)

Effect of exchange rate fluctuation on cash and cash equivalents	107,728	2,982
Net increase (decrease) in cash and cash equivalents	316,146	(645,275)

Cash and cash equivalents, beginning of period	884,292	890,662
Cash and cash equivalents, ending of period	$1,200,438	$245,387

Supplemental disclosure of cash flow information
Cash paid for income taxes	581	919
Cash paid for interest	306,004	289,939

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

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For three months ended March 31, 2018 and 2017, no customer accounted for more than 10% of net revenue. As of March 31, 2018, and December 31, 2017, 3 and 2 customer accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

There were no transfers between level 1, level 2 or level 3 measurements for three months ended March 31, 2018 and 2017.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $581 and $919 for the three months ended March 31, 2018 and 2017, respectively to support the local tax bureau’s economical obligations.

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

Recently Adopted Accounting Pronouncements

The FASB issued an Accounting Standards Update (ASU) that helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act.

ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.

The ASU requires financial statement preparers to disclose:

•	A description of the accounting policy for releasing income tax effects from AOCI;
•	Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and
•	Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.

The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. Accounts Receivable, Net

	March 31	December 31
	2018	2017
	(Unaudited)
Accounts receivable	$7,677,439	$5,704,697
Less: allowance for doubtful debts	26,669	25,740
	$7,650,770	$5,678,957

The Company experienced nil bad debts during three months ended March 31, 2018 and 2017.

NOTE 4. Inventories

At March 31, 2018 and December 31, 2017, inventories consist of the following:

	March 31	December 31
	2018	2017
	(Unaudited)
Western medicine	$734,770	$662,079
Chinese herbal medicine	21,796	29,499
Medical material	396,445	243,445
Other material	2,438	1,526
	$1,155,449	$936,549

NOTE 5. Prepayment

At March 31, 2018 and December 31, 2017 prepayment consists of the following:

	March 31	December 31
	2018	2017
	(Unaudited)
Deposits on medical equipment	$426,208	$491,822
Heating fees	17,345	117,188
Others	368,253	291,670
	$811,806	$900,680

NOTE 6. Property and Equipment

At March 31, 2018 and December 31, 2017, property and equipment, at cost, consist of:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Transportation equipment	$942,523	$871,653
Medical equipment	12,812,488	11,833,334
Electrical equipment	1,552,754	1,496,461
Office equipment and others	325,754	130,524
Buildings	15,944,709	15,389,204
Software	151,516	146,238
Total fixed assets at cost	31,729,744	29,867,414
Accumulated depreciation	(4,236,472)	(3,715,784)
Total fixed assets, net	$27,493,272	$26,151,630

The Company recorded depreciation expense of $381,849 and $303,001 for the three months ended March 31, 2018 and 2017, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. Long term deferred expenses

On May 7, 2015, July 3, 2015 and October 16, 2015, Jiarun entered into three lease agreements to lease medical equipment from Hair Finance Leasing (China) Co., Ltd. (“Hair”), a third party, for a five-year period, in which Jiarun is required to pay consulting fee to Hair for the services provided over the five years. The consulting fee paid but attributable to the current and subsequent accounting periods was accounted for as deferred expenses and long term deferred expenses. The current portion of the prepaid consulting fee was recorded as deferred expenses $71,837 and $69,334 as of March 31, 2018 and December 31, 2017. The long-term deferred expenses were $92,293 and $106,411 as of March 31, 2018 and December 31, 2017.

The Company recorded consulting fee of $17,740 and $16,373 for the three months ended March 31, 2018 and 2017, respectively.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases (Continued)

The future minimum lease payments for annual capital lease obligation as of March 31, 2018 are as follows:

Year	Amounts
2018	$2,194,794
2019	2,366,768
2020	1,229,284
Thereafter	19,828,009
Total	$25,618,855

The Company recorded finance lease fees of $322,484 and $325,817 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 9. Short-term Bank Loan

	March 31	December 31
	2018	2017
	(Unaudited)
Short- term bank loan	$-	$445,647

As of March 31, 2018 and December 31, 2017, the short-term bank loans were $nil and $445,647, respectively. The loans were primarily obtained from Harbin Bank with interest rate of 6.09% per annum, from January 19, 2017 to January 18, 2018, for working capital and capital expenditure purposes. The interest expenses were $2,238 and $3,917 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 10. Non-controlling Interests

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds 70% interest of Jiarun as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, NCI in the consolidated balance sheet was $8,196,764 and $7,339,043, respectively. For the three months ended March 31, 2018, the comprehensive income attributable to shareholders’ equity and NCI is $2,003,906 and $857,721 respectively. For the three months ended March 31, 2017, the comprehensive income attributable to shareholders’ equity and NCI is $1,129,904 and $504,713 respectively.

NOTE 11. Revenue

The Company’s revenue consists of medicine sales and patient care revenue.

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$2,159,439	$2,013,797
Chinese medicine	433,217	427,059
Herbal medicine	115,390	87,219
Total medicine	$2,708,046	$2,528,075

Patient services:
Medical consulting	$2,091,465	$1,605,924
Medical treatment	1,981,455	1,370,479
Others	19,111	6,334
Total patient services	$4,092,031	$2,982,737

	$6,800,077	$5,510,812

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun has voluntarily paid income tax of $581 and $919 for the three months ended March 31, 2018 and 2017, respectively to support the local tax bureau's economical obligations.

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

(c) Harbin Jiarun Pharmacy Co., Ltd owned by Junsheng Zhang

(d) Heilongjiang Province Runjia Medical Equipment Company Limited owned by Junsheng Zhang

(e) Jiarun Super Market Co., Ltd. owned by Junsheng Zhang

(f) Harbin Qi-run pharmacy limited owned by Junsheng Zhang

(g) Yanhua Xing and Weiguang Song, the former shareholder of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Name of related parties	March 31, 2018	December 31, 2017
	(Unaudited)
Harbin Baiyi Real Estate Development Co., Ltd,	$739,484	$1,738,710
Junsheng Zhang	46,500	46,500
Yanhua Xing	2,450	2,450
Weiguang Song	1,050	1,050
	$789,484	$1,788,710

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. Related Party Transactions (Continued)

Amount due from Baiyi was mainly represented the deposit for the new outpatient building which was constructed by Baiyi. The Company had paid a prepayment approximately $739,484 for decoration for the new outpatient building.

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to be paid.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
Name of related parties	2018	2017
	(Unaudited)
Harbin Jiarun Pharmacy Co., Ltd	$50,548	$7
Heilongjiang Province Runjia Medical Equipment Co., Ltd	1,089	6,014
Harbin Qi-run pharmacy Co., Ltd	5,067	17,972
Junsheng Zhang	-	50,000
	$64,704	$73,993

Amount due to Harbin Jiarun Pharmacy Co., Ltd., Harbin Qi-run pharmacy Co., Ltd and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly for the balance for purchase of medicine and medical material from these four companies.

Amounts due to Junsheng Zhang represented the balance paid by Mr. Zhang for the daily operation of the Company.

Related parties’ transactions

Purchase of medicine and medical material from related parties consisted of the following for the periods indicated:

	For three months ended March 31,
Name of related parties	2018	2017
Harbin Jiarun Pharmacy Co., Ltd	$57,828	$57,022
Heilongjiang Province Runjia Medical Equipment Co., Ltd	1,683	-
Harbin Qi-run pharmacy Co., Ltd	1,019	12,887
	$60,530	$69,909

Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of March 31, 2018, the company has balance of deposits for capital leases and capital lease obligations of $477,656 and $14,271,606 respectively. As of December 31, 2017, the company has balance of deposits for capital leases and capital lease obligations of $461,014 and $14,632,836 respectively.

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

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$1,419,979	$1,111,491
Denominator:
Basic and diluted weighted-average number of shares outstanding	14,871,111	13,915,000
Net income per share:
Basic and diluted	$0.0955	$0.0799

NOTE 15. Contingencies and Commitment

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency as of March 31, 2018 and December 31, 2017.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency as of March 31, 2018 and December 31, 2017.

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

This office is used for 1st Branch Company.

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2018	81,732
2019	108,595
2020	115,036
2021	120,048
2022	122,017
547,428

The company has paid Rentals and leases expense of $26,737 and $nil for three months ended March 31, 2018 and 2017, respectively

NOTE 16. COMMON STOCK

The Company issued 130,000 restrict common stock in cash at a rate of $1 per share for US$130,000 under Regulation S Section 5 for 7 non-US persons during first three months of 2018. This transaction should be deemed exempt for registration under Rule 902(1)(i) in accordance with Regulation S.

NOTE 17. Subsequent Events

From April 1, 2018 to May 14, 2018 there were 10,000 shares of the Company’s common stock issued to 1 shareholders.

As of May 14, 2018, there were 14,975,000 shares of the Company’s common stock issued and outstanding held by 134 shareholders.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $581 and $919 for the three months ended March 31, 2018 and 2017, respectively to support the local tax bureau's economical obligations.

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

Results of Operations for Three Months Ended March 31, 2018 and 2017

The following table shows key components of the results of operations during three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
	2018	2017	$	%

Revenue:
Medicine	$2,708,046	$2,528,075	$179,971	7%
Patient services	4,092,031	2,982,737	1,109,294	37%
Total revenue	6,800,077	5,510,812	1,289,265	23%
Operating costs and expenses:
Cost of medicine sold	1,824,465	1,650,466	173,999	11%
Medical consumables	780,272	558,302	221,970	40%
Salaries and benefits	1,027,089	814,366	212,723	26%
Office supplies	210,500	119,302	91,198	76%
Vehicle expenses	31,009	21,480	9,529	44%
Utilities expenses	178,979	147,887	31,092	21%
Rentals and leases	26,737	-	26,737	100%
Advertising and promotion expenses	45	614	(569)	(93%)
Interest expense	306,004	289,939	16,065	6%
Professional fee	-	13,762	(13,762)	(100%)
Depreciation	381,849	303,001	78,848	26%
Total operating costs and expenses	4,766,949	3,919,119	847,830	22%
Earnings from operations before other income and income taxes	2,033,128	1,591,693	441,435	28%
Other (expenses) income	(4,006)	(2,930)	1,076	37%
Earnings from operations before income taxes	2,029,122	1,588,763	440,359	28%
Income tax	581	919	(338)	(37%)
Net income	2,028,541	1,587,844	440,697	28%
Less: net income attributable to non-controlling interests	608,562	476,353	132,209	28%
Net income attributable to the Company	$1,419,979	$1,111,491	$308,488	28%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	249,159	28,360	220,799	779%
Foreign currency translation adjustment attributable to the Company	583,927	18,413	565,514	3071%
Comprehensive income	$2,861,627	$1,634,617	$1,227,010	75%

Revenue

Operating revenue for the three months ended March 31, 2018, which resulted primarily from medicine revenue and patient services revenue, was $6,800,077, an increase of 23% as compared with the operating revenue of $5,510,812 for the three months ended March 31, 2017. The increase was primarily a result of the number of treated inpatients growing to 4,862 patients, about 464 more than the 4,398 patients treated in three months ended March 31, 2017.

Costs and Expenses

Total costs and expenses were $4,766,949 for the three months ended March 31, 2018, an increase of $847,830 or 22% as compared to $3,919,119 for the same period of 2017. This increase was primarily due to significant increase of cost of medicine sold of $173,999, office supplies of $91,198, medical consumables of $221,970, salaries and benefits of $212,723 and depreciation of $78,848.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $1,824,465 for the three months ended March 31, 2018, an increase of $173,999 or 11% as compared to $1,650,466 for the same period of 2017.This increase was primarily due to significant increases in sales of Western medicine and Chinese medicine. For the three months ended March 31, 2018, the cost of Western medicine and Chinese medicine were $1,760,312, as compared to $1,608,322 for the same period of 2017.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $780,272 for the three months ended March 31, 2018, an increase of $221,970 or 40% as compared to $558,302 for the same period of 2017.The increase was mainly a result of increase in materials expenses of $132,670.

Salaries and benefits

Salaries and benefits mainly consist of salary expenses, and social insurance expenses. Total salaries and benefits were $1,027,089 for the three months ended March 31, 2018, an increase of $212,723 or 26% as compared to$814,366 for the same period of 2017. The increase was mainly a result of increase in salary expenses of $108,933 and increase in social insurance expenses of $22,521. The number of employees was 582, an increase of 25 as compared to 557 for the same period of 2017.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities. Jiarun hospital has voluntarily paid income tax of $581 and $919 for the three months ended March 31, 2018 and 2017, respectively to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $2,033,128 for the three months ended March 31, 2018, as compared with operating income of $1,591,693 for the three months ended March 31, 2017.The Company’s net income for the three months ended March 31, 2018 was $2,028,541 representing an increase of $440,697 or 28%, over $1,587,844 for the three months ended March 31, 2017. The increases in income from operations and net income for the three months ended March 31, 2018 were primarily due to aforementioned changes in operating revenue and operating expenses

Liquidity and Capital Resources

The accompanying financial statements have been prepared for the company to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of March 31, 2018, the Company had $1,200,438 of cash and cash equivalents.

We are presently able to meet our obligations as they come due. As of March 31, 2018, we had non-controlling interest of $8,196,764 and shareholders’ equity of $15,027,666.

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

Cash Flows and Capital Resources

We believe that we will generate cash flow from our business, which, along with our available cash, will provide sufficient liquidity and financial flexibility. Our cash flows are summarized below:

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	2,440,264	215,967
Net cash used in investing activities	(1,213,590)	(591,799)
Net cash used in financing activities	(1,018,256)	(272,425)
Effect of exchange rate fluctuation on cash and cash equivalents	107,728	2,982
Net increase (decrease) in cash and cash equivalents	316,146	(645,275)
Cash and cash equivalents, beginning of period	884,292	890,662
Cash and cash equivalents, ending of period	$1,200,438	$245,387

Net Cash provided by Operating Activities

For the three months ended March 31, 2018, we had positive cash flow from operating activities of $2,440,264, an increase of $2,224,297 from the same period of 2017, during which we had cash flow from operating activities of $215,967. The net income for the three months ended March 31, 2017 increased by $440,696 as compared to the three months ended March 31, 2017. The increase in net cash provided by operating activities was mainly as a result of the cash flow in amounts due from related parties items totaling $1,049,041, which was due to the decrease in the deposit and the prepayment for decoration for the new outpatient building.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $1,213,590, compared to net cash used in investing activities of $591,799 for the three months ended March 31, 2017. The cash used in investing activities for the three months ended March 31, 2018 was mainly used for the purchase of medical equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 was $1,018,256, as compared to net cash used in financing activities of $272,425 for the three months ended March 31, 2017. The cash used in financing activities for the three months ended March 31, 2018 was mainly payments on capital lease obligation of $694,479 and payments on short-term bank loan of $458,342.

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

From January 1, 2018 to May 14, 2018, the Company issued 140,000 restrict common stock in cash at a rate of $1 per share for US$140,000 under Regulation S Section 5 for 7 non-US persons. This transaction should be deemed exempt for registration under Rule 902(1)(i) in accordance with Regulation S.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Lihua. Sun	Chief Executive Officer	May 14, 2018
Lihua. Sun	(Principal Executive Officer)

/s/ Xuewei. Zhang	Chief Financial Officer	May 14, 2018
Xuewei. Zhang	(Principal Financial Officer)

