Form 10-Q
period 2018-06-30
JRSIS HEALTH CARE Corp
filed 2018-08-13
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

2

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that can be expected for the year ended December 31, 2018.

3

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	June 31,	December 31,
	2018	2017
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$323,794	$884,292
Accounts receivable, net	8,084,039	5,678,957
Inventories	1,129,950	936,549
Other receivables	7,734	3,334
Prepayments	777,452	900,680
Amount due from related parties	1,512,954	1,788,710
Deferred expenses	68,156	69,334
Total current assets	11,904,079	10,261,856
Construction in progress	11,759,231	11,320,976
Property and equipment, net	27,084,796	26,151,630
Long term deferred expenses	70,526	106,411
Deposits for capital leases	823,889	838,121
Total assets	$51,642,521	$48,678,994

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$2,875,837	$2,105,563
Short-term bank loan	-	445,647
Deposits received	7,977	6,305
Amount due to related parties	137,329	73,993
Other payable	32,262	77,935
Payroll payable	57,838	57,016
Capital lease obligations - current portion	2,393,806	2,313,181
Total current liabilities	5,505,049	5,079,640

Capital lease obligations	21,566,818	22,767,740
Other capital lease payable	588,280	598,811
Total liabilities	$27,660,147	$28,446,191

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 14,975,000 and 14,835,000 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	14,975	14,835
Additional Paid-in capital	2,191,363	2,051,503
Retained earnings	13,770,310	10,920,942
Other comprehensive income	(460,791)	(93,520)
Total shareholders’ equity of the Company	15,515,857	12,893,760
Non-controlling interest	8,466,517	7,339,043
Total shareholders’ equity	23,982,374	20,232,803
Total liabilities and shareholders’ equity	$51,642,521	$48,678,994

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue:
Medicine	$2,780,456	$2,420,921	$5,488,502	$4,948,996
Patient services	4,244,114	2,937,476	8,336,145	5,920,213
Total revenue	7,024,570	5,358,397	13,824,647	10,869,209
Operating costs and expenses:
Cost of medicine sold	1,929,477	1,575,900	3,753,942	3,226,366
Medical consumables	959,763	548,472	1,740,035	1,106,774
Salaries and benefits	1,075,962	894,437	2,103,051	1,708,803
Office supplies	168,869	212,987	379,369	332,289
Vehicle expenses	35,223	21,345	66,232	42,825
Utilities expenses	82,851	71,597	261,830	219,484
Rentals and leases	26,654	-	53,391	-
Advertising and promotion expenses	15,677	35,581	15,722	36,195
Interest expense	279,292	339,375	585,296	629,314
Professional fee	-	24,551	-	38,313
Depreciation	400,331	311,350	782,180	614,351
Total operating costs and expenses	4,974,099	4,035,595	9,741,048	7,954,714
Earnings from operations before other income and income taxes	2,050,471	1,322,802	4,083,599	2,914,495
Other income (expenses)	(4,431)	(17,333)	(8,437)	(20,263)
Earnings from operations before income taxes	2,046,040	1,305,469	4,075,162	2,894,232
Income tax	4,055	716	4,636	1,635
Net income	2,041,985	1,304,753	4,070,526	2,892,597
Less: net income attributable to non-controlling interests	612,596	391,426	1,221,158	867,779
Net income attributable to the Company	$1,429,389	$913,327	$2,849,368	$2,024,818
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(342,843)	74,627	(93,684)	102,987
Foreign currency translation adjustment attributable to the Company	(951,198)	171,663	(367,271)	190,076
Comprehensive income	$747,944	$1,551,043	$3,609,571	$3,185,660
Less: Comprehensive income attributable to non-controlling interests	269,753	466,053	1,127,474	970,766
Comprehensive income attributable to the Company	$478,191	$1,084,990	$2,482,097	$2,214,894

Basic and diluted earnings per share	$0.0955	$0.0656	$0.1910	$0.1455
Weighted average number of shares outstanding	14,968,757	13,915,000	14,921,354	13,915,000

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Six Months Ended June 30,
	2018	2017

Cash Flows from Operating Activities
Net income	$4,070,526	$2,892,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	782,180	614,351
Interest	585,296	629,314
Changes in operating assets and liabilities:
Accounts receivable, net	(2,600,389)	(286,081)
Inventories	(217,578)	(13,024)
Amount due from related parties	255,963	(2,561,991)
Prepayments and other current assets	75,110	160,093
Accounts payable	837,887	412,846
Amount due to related parties	65,890	102,234
Deposits received	1,849	1,781
Accrued expenses and other current liabilities	(496,907)	(73,300)
Net cash provided by operating activities	3,359,827	1,878,820

Cash Flows from Investing Activities
Purchases of fixed assets	(2,105,744)	(886,542)
Prepayment for fixed assets acquisition	(54,059)	(50,834)
Payment for Construction in progress	(655,417)	(1,137,189)
Net cash used in investing activities	(2,815,220)	(2,074,565)

Cash Flows from Financing Activities
Proceeds from shareholders	144,246	380,000
Payments on capital lease obligation	(1,371,672)	(861,407)
Proceeds from related parties	-	-
Proceeds from capital lease	-	-
Short-term bank loan	(2,234)	411,319
Net cash used in financing activities	(1,229,660)	(70,088)

Effect of exchange rate fluctuation on cash and cash equivalents	124,555	(7,592)
Net increase (decrease) in cash and cash equivalents	(560,498)	(273,425)

Cash and cash equivalents, beginning of period	884,292	890,662
Cash and cash equivalents, ending of period	$323,794	$617,237

Supplemental disclosure of cash flow information
Cash paid for income taxes	(4,636)	(1,635)
Cash paid for interest	(585,296)	(629,314)

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

Harbin Jiarun Hospital Co., Ltd Nanjing Road Branch (“NRB Hospital”) was a hospital branch of Jiarun, incorporated in Harbin city of Heilongjiang, China in October 2017. NRB hospital is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

Harbin Jiarun Hospital Co., Ltd 2nd Branch (“2nd Branch Hospital”) was second hospital branch of Jiarun, incorporated in Harbin city of Heilongjiang, China in November 2017. 2nd hospital branch is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

JHCC, JHCL, Runteng, Jiarun and Jiarun hospital branches are collectively referred as the “Group”.

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

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For six months ended June 30, 2018 and 2017, no customer accounted for more than 10% of net revenue. As of June 30, 2018, and December 31, 2017, 3 and 2 customers accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

There were no transfers between level 1, level 2 or level 3 measurements for three months ended June 30, 2018 and 2017.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $4,636 and $1,635 for the six months ended June 30, 2018 and 2017, respectively, to support the local tax bureau’s economical obligations.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. Accounts Receivable, Net

	June 30	December 31
	2018	2017
	(Unaudited)
Accounts receivable	$8,109,342	$5,704,697
Less: allowance for doubtful debts	25,303	25,740
	$8,084,039	$5,678,957

The Company experienced nil bad debts during six months ended June 30, 2018 and 2017.

NOTE 4. Inventories

At June 30, 2018 and December 31, 2017, inventories consist of the following:

	June 30	December 31
	2018	2017
	(Unaudited)
Western medicine	$773,769	$662,079
Chinese herbal medicine	24,635	29,499
Medical material	328,032	243,445
Other material	3,514	1,526
	$1,129,950	$936,549

NOTE 5. Prepayment

At June 30, 2018 and December 31, 2017 prepayment consists of the following:

	June 30	December 31
	2018	2017
	(Unaudited)
Deposits on medical equipment	$249,221	$491,822
Heating fees	-	117,188
Rentals and leases	24,170	-
Building materials and equipment	365,734	-
Others	138,327	291,670
	$777,452	$900,680

NOTE 6. Property and Equipment

At June 30, 2018 and December 31, 2017, property and equipment, at cost, consist of:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Transportation equipment	$1,039,258	$871,653
Medical equipment	13,134,614	11,833,334
Electrical equipment	1,543,541	1,496,461
Office equipment and others	500,874	130,524
Buildings	15,127,879	15,389,204
Software	143,755	146,238
Total fixed assets at cost	31,489,921	29,867,414
Accumulated depreciation	(4,405,125)	(3,715,784)
Total fixed assets, net	$27,084,796	$26,151,630

The Company recorded depreciation expense of $782,180 and $614,351 for the six months ended June 30, 2018 and 2017, and $400,331 and $311,350 for the three months ended June 30, 2018 and 2017, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. Long term deferred expenses

On May 7, 2015, July 3, 2015 and October 16, 2015, Jiarun entered into three lease agreements to lease medical equipment from Hair Finance Leasing (China) Co., Ltd. (“Hair”), a third party, for a five-year period, in which Jiarun is required to pay consulting fee to Hair for the services provided over the five years. The consulting fee paid but attributable to the current and subsequent accounting periods was accounted for as deferred expenses and long term deferred expenses. The current portion of the prepaid consulting fee was recorded as deferred expenses $68,156 and $69,334 as of June 30, 2018 and December 31, 2017. The long-term deferred expenses were $70,526 and $106,411 as of June 30, 2018 and December 31, 2017.

The Company recorded consulting fee of $34,078 and $32,813 for the six months ended June 30, 2018 and 2017, and $16,119 and $16,439 for the three months ended June 30, 2018 and 2017, respectively

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases

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

On September 1, 2014, October 22, 2014, March 26, 2015, May 7, 2015, July 3, 2015, October 16, 2015, April 6, 2016 and April 13, 2016 and November 25, 2016 and April 5, 2017 Jiarun entered into several lease agreements to lease medical equipment and elevator from three lease finance companies, which are all third parties, for three to five-year periods, in which Jiarun is required to make monthly or quarterly payments toward the leases. The Company was also required to pay deposits up front, which deposits will later be used to offset against the last quarterly payment. The medical equipment and elevator will be transferred to Jiarun upon the completion of the agreement.

These leases have been classified as capital leases. The cost of the medical equipment included in these leases is included in the consolidated balance sheets as property and equipment and construction in progress.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Capital Lease Obligations and Deposit for Capital Leases (Continued)

The future minimum lease payments for annual capital lease obligation as of June 30, 2018 are as follows:

Year	Amounts
2018	$1,736,553
2019	2,245,521
2020	1,166,309
Thereafter	18,812,241
Total	$23,960,624

The Company recorded finance lease fees of $634,805 and $640,330 for the six months ended June 30, 2018 and 2017, and $312,321 and $314,513 for the three months ended June 30, 2018 and 2017, respectively.

NOTE 9. Short-term Bank Loan

	June 30	December 31
	2018	2017
	(Unaudited)
Short- term bank loan	$-	$445,647

As of June 30, 2018 and December 31, 2017, the short-term bank loans were $nil and $445,647, respectively. The loans were primarily obtained from Harbin Bank with interest rate of 6.09% per annum, from January 19, 2017 to January 18, 2018, for working capital and capital expenditure purposes. The interest expenses were $2,234 and $10,489 for the six months ended June 30, 2018 and 2017, respectively, and $nil and $6,573 for the three months ended June 30, 2018 and 2017, respectively.

NOTE 10. Non-controlling Interests

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds 70% interest of Jiarun as of June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, NCI in the consolidated balance sheet was $8,466,517 and $7,339,043, respectively. For the six months ended June 30, 2018, the comprehensive income attributable to shareholders’ equity and NCI is $2,482,097 and $1,127,474 respectively. For the six months ended June 30, 2017, the comprehensive income attributable to shareholders’ equity and NCI is $2,214,894 and $970,766 respectively. For the three months ended June 30, 2018, the comprehensive income attributable to shareholders’ equity and NCI is $478,191 and $269,753 respectively. For the three months ended June 30, 2017, the comprehensive income attributable to shareholders’ equity and NCI is $1,084,990 and $466,053 respectively.

NOTE 11. Revenue

The Company’s revenue consists of medicine sales and patient care revenue.

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$4,302,818	$3,961,730
Chinese medicine	859,010	812,405
Herbal medicine	326,674	174,861
Total medicine	$5,488,502	$4,948,996

Patient services:
Medical consulting	$4,102,746	$3,233,252
Medical treatment	4,216,113	2,647,550
Others	17,286	39,411
Total patient services	$8,336,145	$5,920,213

	$13,824,647	$10,869,209

	Three Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$2,143,379	$1,947,933
Chinese medicine	425,793	385,346
Herbal medicine	211,284	87,642
Total medicine	$2,780,456	$2,420,921

Patient services:
Medical consulting	$2,011,281	$1,627,328
Medical treatment	2,234,658	1,277,071
Others	(1,825)	33,077
Total patient services	$4,244,114	$2,937,476

	$7,024,570	$5,358,397

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 12. Income Tax Expense

The Company uses the asset-liability method of accounting for income taxes prescribed by ASC 740 Income Taxes. The Company and its subsidiaries each file their taxes individually.

United States

JHCC is subject to the United States of America Tax law at tax rate of 21% from January 1, 2018 onwards. No provision for the US federal income taxes has been made as the Company had no US taxable income for the periods presented, and its earnings are permanently invested in PRC.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $4,636 and $1,635 for the six months ended June 30, 2018 and 2017, respectively to support the local tax bureau's economical obligations.

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

(c) Harbin Jiarun Pharmacy Co., Ltd owned by Junsheng Zhang

(d) Heilongjiang Province Runjia Medical Equipment Company Limited owned by Junsheng Zhang

(e) Jiarun Super Market Co., Ltd. owned by Junsheng Zhang

(f) Harbin Qi-run pharmacy limited owned by Junsheng Zhang

(g) Yanhua Xing and Weiguang Song, the former shareholder of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Name of related parties	June 30, 2018	December 31, 2017
	(Unaudited)
Harbin Baiyi Real Estate Development Co., Ltd,	$1,462,954	$1,738,710
Junsheng Zhang	46,500	46,500
Yanhua Xing	2,450	2,450
Weiguang Song	1,050	1,050
	$1,512,954	$1,788,710

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. Related Party Transactions (Continued)

Amount due from Baiyi was mainly represented the deposit for the new outpatient building which was constructed by Baiyi. The Company had paid a prepayment approximately $1,462,954 for the new outpatient building.

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to be paid.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
Name of related parties	2018	2017
	(Unaudited)
Harbin Jiarun Pharmacy Co., Ltd	$121,047	$7
Heilongjiang Province Runjia Medical Equipment Co., Ltd	4,245	6,014
Harbin Qi-run pharmacy Co., Ltd	12,037	17,972
Junsheng Zhang	-	50,000
	$137,329	$73,993

Amount due to Harbin Jiarun Pharmacy Co., Ltd., Harbin Qi-run pharmacy Co., Ltd and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly for the balance for purchase of medicine and medical material from these four companies.

Amounts due to Junsheng Zhang represented the balance paid by Mr. Zhang for the daily operation of the Company.

Related parties’ transactions

Purchase of medicine and medical material from related parties consisted of the following for the periods indicated:

	For six months ended June 30,
Name of related parties	2018	2017
Harbin Jiarun Pharmacy Co., Ltd	$125,824	$93,241
Heilongjiang Province Runjia Medical Equipment Co., Ltd	6,197	389
Harbin Qi-run pharmacy Co., Ltd	13,326	22,133
	$145,347	$115,763

Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of June 30, 2018, the company has balance of deposits for capital leases and capital lease obligations of $453,186 and $13,754,053 respectively. As of December 31, 2017, the company has balance of deposits for capital leases and capital lease obligations of $461,014 and $14,632,836 respectively.

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

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$2,849,368	$2,024,818
Denominator:
Basic and diluted weighted-average number of shares outstanding	14,921,354	13,915,000
Net income per share:
Basic and diluted	$0.1910	$0.1455

NOTE 15. Contingencies and Commitment

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency as of June 30, 2018 and December 31, 2017.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency as of June 30, 2018 and December 31, 2017.

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

This office is used for 1st Branch Company.

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2018	51,865
2019	108,595
2020	115,036
2021	120,048
2022	122,017
517,561

The company has paid Rentals and leases expense of $53,391 and $nil for six months ended June 30, 2018 and 2017, respectively. The company has paid Rentals and leases expense of $26,654 and $nil for three months ended June 30, 2018 and 2017, respectively

NOTE 16. COMMON STOCK

The Company issued 140,000 restrict common stock in cash at a rate of $1 per share for US$140,000 under Regulation S Section 5 for 7 non-US persons during first six months of 2018. This transaction should be deemed exempt for registration under Rule 902(1)(i) in accordance with Regulation S.

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

Harbin Jiarun Hospital Co., Ltd Nanjing Road Branch (“NRB Hospital”) was established in Harbin in the Province of Heilongjiang of the People’s Republic of China (“PRC”) by the Jiarun on October 30, 2017.

Harbin Jiarun Hospital Co., Ltd 2nd Branch (“2nd Branch Hospital”) was established in Harbin in the Province of Heilongjiang of the People’s Republic of China (“PRC”) by the Jiarun on November 2, 2017.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $4,636 and $ $1,635 for the six months ended June 30, 2018 and 2017, respectively to support the local tax bureau's economical obligations.

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

Results of Operations for Three Months Ended June 30, 2018 and 2017

The following table shows key components of the results of operations during three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change
	2018	2017	$	%

Revenue:
Medicine	$2,780,456	$2,420,921	$359,535	15%
Patient services	4,244,114	2,937,476	1,306,638	44%
Total revenue	7,024,570	5,358,397	1,666,173	31%
Operating costs and expenses:
Cost of medicine sold	1,929,477	1,575,900	353,577	22%
Medical consumables	959,763	548,472	411,291	75%
Salaries and benefits	1,075,962	894,437	181,525	20%
Office supplies	168,869	212,987	(44,118)	(21)%
Vehicle expenses	35,223	21,345	13,878	65%
Utilities expenses	82,851	71,597	11,254	16%
Rentals and leases	26,654	-	26,654	N/A %
Advertising and promotion expenses	15,677	35,581	(19,904)	(56)%
Interest expense	279,292	339,375	(60,083)	(18)%
Professional fee	-	24,551	(24,551)	(100)%
Depreciation	400,331	311,350	88,981	29%
Total operating costs and expenses	4,974,099	4,035,595	938,504	23%
Earnings from operations before other income and income taxes	2,050,471	1,322,802	727,669	55%
Other income	(4,431)	(17,333)	(12,902)	(74)%
Earnings from operations before income taxes	2,046,040	1,305,469	740,571	57%
Income tax	4,055	716	3,339	466%
Net income	2,041,985	1,304,753	737,232	57%
Less: net income attributable to non-controlling interests	612,596	391,426	221,170	57%
Net income attributable to the Company	$1,429,389	$913,327	$516,062	57%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(342,843)	74,627	(417,470)	(559)%
Foreign currency translation adjustment attributable to the Company	(951,198)	171,663	(1,122,861)	(654)%
Comprehensive income	$747,944	$1,551,043	$(803,099)	(52)%

Revenue

Operating revenue for the three months ended June 30, 2018, which resulted primarily from medicine revenue and patient services revenue, was $7,024,570, an increase of 31% as compared with the operating revenue of $5,358,397 for the three months ended June 30, 2017. The increase was primarily a result of the number of treated inpatients growing to 5,094 patients, about 467 more than the 4,627 patients treated in three months ended June 30, 2017, and two new hospital branches has been opened and operated, as result of revenue increase $194,680. The increase was mainly the operation of headquarter of the hospital Jiarun, was $6,829,890, an increase of 27% as compared with the revenue of $5,358,398 for the three months ended June 30, 2017.

Costs and Expenses

Total costs and expenses were $4,974,099 for the three months ended June 30, 2018, an increase of $938,504 or 23% as compared to $4,035,595 for the same period of 2017. This increase was primarily due to significant increase of cost of medicine sold of $353,577, medical consumables of $411,291, salaries and benefits of $181,525.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $1,929,477 for the three months ended June 30, 2018, an increase of $353,577 or 22% as compared to $1,575,900 for the same period of 2017. This increase was primarily due to significant increases in sales of Western medicine and Chinese medicine. For the three months ended June 30, 2018, the cost of Western medicine and Chinese medicine were $1,837,770 as compared to $1,536,033 for the same period of 2017.

Medical consumables

Medical consumables mainly consist of materials expenses, repair cost, medical film expenses and test reagent. Total medical consumables were $959,763 for the three months ended June 30, 2018, an increase of $411,291 or 75% as compared to $548,472 for the same period of 2017. The increase was mainly a result of increase in materials expenses of $147,985 and increase in reagent cost of $142,014.

Salaries and benefits

Salaries and benefits mainly consist of salary expenses, and social insurance expenses. Total salaries and benefits were $1,075,962 for the three months ended June 30, 2018, an increase of $181,525 or 20% as compared to $894,437 for the same period of 2017. The increase was mainly a result of increase in salaries expenses of $109,827 and increase in social insurance expenses of $61,649. The number of employees was 595, an increase of 29 as compared to 566 for the same period of 2017.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities. Jiarun hospital has voluntarily paid income tax of $4,055 and $716 for the three months ended June 30, 2018 and 2017, respectively to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $2,050,471 for the three months ended June 30, 2018, as compared with operating income of $1,322,802 for the three months ended June 30, 2017. The Company’s net income for the three months ended June 30, 2018 was $2,041,985 representing an increase of $737,232 or 57%, over $1,304,753 for the three months ended June 30, 2017. The increases in income from operations and net income for the three months ended June 30, 2018, were primarily due to aforementioned changes in operating revenue and operating expenses.

Results of Operations for the six months Ended June 30, 2018 and 2017

The following table shows key components of the results of operations during six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Change
	2018	2017	$	%

Revenue:
Medicine	$5,488,502	$4,948,996	$539,506	11%
Patient services	8,336,145	5,920,213	2,415,932	41%
Total revenue	13,842,647	10,869,209	2,955,438	27%
Operating costs and expenses:
Cost of medicine sold	3,753,942	3,226,366	527,576	16%
Medical consumables	1,740,035	1,106,774	633,261	57%
Salaries and benefits	2,103,051	1,708,803	394,248	23%
Office supplies	379,369	332,289	47,080	14%
Vehicle expenses	66,232	42,825	23,407	55%
Utilities expenses	261,830	219,484	42,346	19%
Rentals and leases	53,391	-	53,391	N/A %
Advertising and promotion expenses	15,722	36,195	(20,473)	(57)%
Interest expense	585,296	629,314	(44,018)	(7)%
Professional fee	-	38,313	(38,313)	(100)%
Depreciation	782,180	614,351	167,829	27%
Total operating costs and expenses	9,741,048	7,954,714	1,786,334	22%
Earnings from operations before other income and income taxes	4,083,599	2,914,495	1,169,104	40%
Other income (expenses)	(8,437)	(20,263)	(11,826)	(58)%
Earnings from operations before income taxes	4,075,162	2,894,232	1,180,930	41%
Income tax	4,636	1,635	3,001	184%
Net income	4,070,526	2,892,597	1,177,929	41%
Less: net income attributable to non-controlling interests	1,221,158	867,779	353,379	41%
Net income attributable to the Company	$2,849,368	$2,024,818	$824,550	41%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(93,684)	102,987	(196,671)	(191)%
Foreign currency translation adjustment attributable to the Company	(367,271)	190,076	(557,347)	(293)%
Comprehensive income	$3,609,571	$3,185,660	$423,911	13%

Revenue

Operating revenue for the six months ended June 30, 2018, which resulted primarily from medicine revenue and patient services revenue, was $13,824,647, an increase of 27% as compared with the operating revenue of $10,869,209 for the six months ended June 30, 2017. The increase was primarily a result of the number of treated inpatients growing to 9,956 patients, about 931 more than the 9,025 patients treated in six months ended June 30, 2017, and two new hospital branches has been opened and operated, as result of revenue increase $194,680. The increase was mainly the operation of headquarter of the hospital Jiarun, was $13,629,967, an increase of 25% as compared with the revenue of $10,869,209 for the six months ended June 30, 2017.

Costs and Expenses

Total costs and expenses were $9,741,048 for the six months ended June 30, 2018, an increase of $1,786,334 or 22% as compared to $7,954,714 for the same period of 2017. This increase was primarily due to significant increases in medical consumables of $527,576, and increases in cost of medicine supplies of approximately $633,261, and increase in salaries and benefits of $394,248.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $3,753,942 for the six months ended June 30, 2018, an increase of $527,576 or 16% as compared to $3,226,366 for the same period of 2017. This increase was primarily due to significant increases in cost of Western medicine and Chinese medicine of $464,781. For the six months ended June 30, 2018, the cost of Western medicine and Chinese medicine were $3,613,614, as compared to $3,148,833 for the same period of 2017.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $1,740,035 for the six months ended June 30, 2018, an increase of $633,261 or 57% as compared to $1,106,744 for the same period of 2017. The increase was mainly a result of increase in materials expenses of $303,180 and increase in reagent cost of $152,127.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $2,103,051 for the six months ended June 30, 2018, an increase of $394,248 or 23% as compared to $1,708,803 for the same period of 2017. The increase was mainly a result of increase in salaries expenses of $280,837. The number of employees was 587, an increase of 41 as compared to546 for the same period of 2017.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities, Jiarun hospital has voluntarily paid income tax voluntary of $4,636 and $1,635 for the six months ended June 30, 2018 and 2017, respectively, to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $4,083,599 for the six months ended June 30, 2018, as compared with operating income of $2,914,495 for the six months ended June 30, 2017. The Company’s net income for the six months ended June 30, 2018 was $4,070,526 representing an increase of $1,177,929 or 41%, over $2,892,597 for the six months ended June 30, 2017. The increases in income from operations and net income for the six months ended June 30, 2018 were primarily due to aforementioned changes in operating revenue and operating expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared for the company to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of June 30, 2018, the Company had $323,794 of cash and cash equivalents.

We are presently able to meet our obligations as they come due. As of June 30, 2018, we had non-controlling interest of $8,466,517 and shareholders’ equity of $15,515,857.

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

Cash Flows and Capital Resources

We believe that we will generate cash flow from our business, which, along with our available cash, will provide sufficient liquidity and financial flexibility. Our cash flows are summarized below:

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	3,359,827	1,878,820
Net cash used in investing activities	(2,815,220)	(2,074,565)
Net cash used in financing activities	(1,229,660)	(70,088)
Effect of exchange rate fluctuation on cash and cash equivalents	124,555	(7,592)
Net decrease in cash and cash equivalents	(560,498)	(273,425)
Cash and cash equivalents, beginning of period	884,292	890,662
Cash and cash equivalents, ending of period	$323,794	$617,237

Net Cash provided by Operating Activities

For the six months ended June 30, 2018, we had positive cash flow from operating activities of $3,359,827, an increase of $1,481,007 from the same period of 2017, during which we had cash flow from operating activities of $1,878,820. The increase in net cash used in operating activities was mainly as a result of the net income for the six months ended June 30, 2018, increased by $1,177,929 as compared to the six months ended June 30, 2017.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018, was $2,815,220, compared to net cash used in investing activities of $2,074,565 for the six months ended June 30, 2017. The cash used in investing activities for the six months ended June 30, 2018, was mainly used for the purchase of medical equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018, was $1,229,660, as compared to net cash used in financing activities of $70,088 for the six months ended June 30, 2017. The cash used in financing activities for the six months ended June 30, 2018, was mainly from a payments on capital lease obligation of $1,371,672.

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

We did not sell or issue any shares of unregistered securities during the six months period ended June 30, 2018..

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Lihua. Sun	Chief Executive Officer	Aug 13, 2018
Lihua. Sun	(Principal Executive Officer)

/s/ Xuewei. Zhang	Chief Financial Officer	Aug 13, 2018
Xuewei. Zhang	(Principal Financial Officer)

