Form 10-Q
period 2018-09-30
JRSIS HEALTH CARE Corp
filed 2018-11-13
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

2

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ended December 31, 2018.

3

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$327,250	$884,292
Accounts receivable, net	7,812,061	5,678,957
Inventories	1,297,748	936,549
Other receivables	7,455	3,334
Prepayments	2,505,473	900,680
Amount due from related parties	50,000	1,788,710
Deferred expenses	65,690	69,334
Total current assets	12,065,677	10,261,856
Construction in progress	11,661,743	11,320,976
Property and equipment, net	26,068,324	26,151,630
Long term deferred expenses	51,551	106,411
Deposits for capital leases	794,078	838,121
Total assets	$50,641,373	$48,678,994

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$2,728,145	$2,105,563
Short-term bank loan	-	445,647
Deposits received	14,120	6,305
Amount due to related parties	897,736	73,993
Other payable	25,642	77,935
Payroll payable	61,479	57,016
Capital lease obligations - current portion	2,236,489	2,313,181
Total current liabilities	5,963,611	5,079,640

Capital lease obligations	19,439,842	22,767,740
Other capital lease payable	566,994	598,811
Total liabilities	$25,970,447	$28,446,191

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 14,975,000 and 14,835,000 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	14,975	14,835
Additional Paid-in capital	2,191,363	2,051,503
Retained earnings	14,870,133	10,920,942
Other comprehensive income	(1,079,020)	(93,520)
Total shareholders’ equity of the Company	15,997,451	12,893,760
Non-controlling interest	8,673,475	7,339,043
Total shareholders’ equity	24,670,926	20,232,803
Total liabilities and shareholders’ equity	$50,641,373	$48,678,994

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue:
Medicine	$2,648,488	$2,407,174	$8,136,990	$7,356,170
Patient services	4,117,599	3,315,923	12,453,744	9,236,136
Total revenue	6,766,087	5,723,097	20,590,734	16,592,306
Operating costs and expenses:
Cost of medicine sold	1,817,244	1,573,420	5,571,186	4,799,786
Medical consumables	1,142,947	648,258	2,882,982	1,755,032
Salaries and benefits	1,132,315	934,950	3,235,366	2,643,753
Office supplies	147,646	249,389	527,015	581,678
Vehicle expenses	44,650	22,842	110,882	65,667
Utilities expenses	77,240	74,222	339,070	293,706
Rentals and lease	24,886	5,877	78,277	5,877
Advertising and promotion expenses	57,755	22,869	73,477	59,064
Interest expense	258,857	351,137	844,153	980,451
Professional fee	93,557	15,869	93,557-	54,182
Depreciation	392,840	322,476	1,175,020	936,827
Total operating costs and expenses	5,189,937	4,221,309	14,930,985	12,176,023
Earnings from operations before other income and income taxes	1,576,150	1,501,788	5,659,749	4,416,283
Other income (expenses)	(4,104)	7,108	(12,541)	(13,155)
Earnings from operations before income taxes	1,572,046	1,508,896	5,647,208	4,403,128
Income tax	871	437	5,507	2,072
Net income	1,571,175	1,508,459	5,641,701	4,401,056
Less: net income attributable to non-controlling interests	471,352	452,538	1,692,510	1,320,317
Net income attributable to the Company	$1,099,823	$1,055,921	$3,949,191	$3,080,739
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(264,394)	86,880	(358,078)	189,867
Foreign currency translation adjustment attributable to the Company	(618,229)	203,045	(985,500)	393,121
Comprehensive income	$688,552	$1,798,384	$4,298,123	$4,984,044
Less: Comprehensive income attributable to non-controlling interests	206,958	539,418	1,334,432	1,510,184
Comprehensive income attributable to the Company	$481,594	$1,258,966	$2,963,691	$3,473,860

Basic and diluted earnings per share	$0.0734	$0.0759	$0.2643	$0.2214
Weighted average number of shares outstanding	14,975,000	13,915,000	14,939,432	13,915,000

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Nine Months Ended September 30,
	2018	2017

Cash Flows from Operating Activities
Net income	$5,641,701	$4,401,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,175,020	936,827
Interest	844,153	980,451
Changes in operating assets and liabilities:
Accounts receivable, net	(2,563,284)	(518,881)
Inventories	(432,653)	(241,598)
Amount due from related parties	1,736,603	(1,721,979)
Prepayments and other current assets	506,413	(454,662)
Accounts payable	772,960	713,214
Amount due to related parties	871,403	161,232
Deposits received	8,587	(661)
Accrued expenses and other current liabilities	(488,749)	(95,108)
Net cash provided by operating activities	8,072,154	4,159,891

Cash Flows from Investing Activities
Purchases of fixed assets	(7,013,770)	(630,043)
Prepayment for fixed assets acquisition	2,238,925	(261,101)
Payment of Construction in progress	(986,380)	(1,715,630)
Net cash used in investing activities	(5,761,225)	(2,606,774)

Cash Flows from Financing Activities
Proceeds from shareholders	139,632	720,000
Payments on capital lease obligation	(3,135,748)	(2,565,420)
Short-term bank loan	(2,184)	408,836
Net cash used in financing activities	(2,998,300)	(1,436,584)

Effect of exchange rate fluctuation on cash and cash equivalents	130,329	(7,547)
Net increase (decrease) in cash and cash equivalents	(557,042)	108,986

Cash and cash equivalents, beginning of period	884,292	890,662
Cash and cash equivalents, ending of period	$327,250	$999,648

Supplemental disclosure of cash flow information
Cash paid for income taxes	5,507	2,072
Cash paid for interest	844,153	980,451

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

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For nine months ended September 30, 2018 and 2017, no customer accounted for more than 10% of net revenue. As of September 30, 2018, and December 31, 2017, 4 and 2 customers accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

There were no transfers between level 1, level 2 or level 3 measurements for nine months ended September 30, 2018 and 2017.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $5,507 and $2,072 for the nine months ended September 30, 2018 and 2017, respectively, to support the local tax bureau’s economical obligations.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. ACCOUNTS RECEIVABLE, NET

	September 30	December 31
	2018	2017
	(Unaudited)
Accounts receivable	$7,836,448	$5,704,697
Less: allowance for doubtful debts	24,387	25,740
	$7,812,061	$5,678,957

The Company experienced nil bad debts during the nine months ended September 30, 2018 and 2017.

NOTE 4. INVENTORIES

At September 30, 2018 and December 31, 2017, inventories consist of the following:

	September 30	December 31
	2018	2017
	(Unaudited)
Western medicine	$925,340	$662,079
Chinese herbal medicine	27,787	29,499
Medical material	341,706	243,445
Other material	2,915	1,526
	$1,297,748	$936,549

NOTE 5. PREPAYMENT

At September 30, 2018 and December 31, 2017, prepayment consists of the following:

	September 30	December 31
	2018	2017
	(Unaudited)
Deposits on medical equipment	$1,909,238	$491,822
Heating fees	-	117,188
Rentals and leases	61,150	-
Building materials and equipment	517,199	-
Others	17,886	291,670
	$2,505,473	$900,680

NOTE 6. PROPERTY AND EQUIPMENT

At September 30, 2018 and December 31, 2017, property and equipment, at cost, consist of:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Transportation equipment	$1,001,655	$871,653
Medical equipment	12,892,854	11,833,334
Electrical equipment	1,495,453	1,496,461
Office equipment and others	594,445	130,524
Buildings	14,580,508	15,389,204
Software	138,553	146,238
Total fixed assets at cost	30,703,468	29,867,414
Accumulated depreciation	(4,635,144)	(3,715,784)
Total fixed assets, net	$26,068,324	$26,151,630

The Company recorded depreciation expense of $1,175,020 and $936,827 for the nine months ended September 30, 2018 and 2017, and $392,840 and $322,476 for the three months ended September 30, 2018 and 2017, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. LONG TERM DEFERRED EXPENSES

On May 7, 2015, July 3, 2015 and October 16, 2015, Jiarun entered into three lease agreements to lease medical equipment from Hair Finance Leasing (China) Co., Ltd. (“Hair”), a third party, for a five-year period, in which Jiarun is required to pay consulting fee to Hair for the services provided over the five years. The consulting fee paid but attributable to the current and subsequent accounting periods was accounted for as deferred expenses and long term deferred expenses. The current portion of the prepaid consulting fee was recorded as deferred expenses $65,690 and $69,334 as of September 30, 2018 and December 31, 2017. The long-term deferred expenses were $51,551 and $106,411 as of September 30, 2018 and December 31, 2017.

The Company recorded consulting fee of $51,937 and 49,715 for the nine months ended September 30, 2018 and 2017, and $16,512 and $16,903 for the three months ended September 30, 2018 and 2017, respectively

NOTE 8. CAPITAL LEASE OBLIGATIONS AND DEPOSIT FOR CAPITAL LEASES

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. CAPITAL LEASE OBLIGATIONS AND DEPOSIT FOR CAPITAL LEASES (CONTINUED)

The future minimum lease payments for annual capital lease obligation as of September 30, 2018, are as follows:

Year	Amounts (Unaudited)
2018	$1,353,057
2019	2,164,271
2020	1,124,109
Thereafter	17,034,894
Total	$21,676,331

The Company recorded finance lease fees of $914,725 and $969,036 for the nine months ended September 30, 2018 and 2017, and $279,920 and $328,706 for the three months ended September 30, 2018 and 2017, respectively.

NOTE 9. SHORT-TERM BANK LOAN

	September 30	December 31
	2018	2017
	(Unaudited)
Short- term bank loan	$-	$445,647

As of September 30, 2018 and December 31, 2017, the short-term bank loans were $nil and $445,647, respectively. The loans were primarily obtained from Harbin Bank with interest rate of 6.09% per annum, from January 19, 2017 to January 18, 2018, for working capital and capital expenditure purposes. The interest expenses were $2,184 and $17,226 for the nine months ended September 30, 2018 and 2017, respectively, and $nil and $6,737 for the three months ended September 30, 2018 and 2017, respectively.

NOTE 10. NON-CONTROLLING INTERESTS

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest (“NCI”) recognized. The Company holds 70% interest of Jiarun as of September 30, 2018 and December 31, 2017.

As of September 30, 2018 and December 31, 2017, NCI in the consolidated balance sheet was $8,673,475 and $7,339,043, respectively. For the nine months ended September 30, 2018, the comprehensive income attributable to shareholders’ equity and NCI is $2,963,691 and $1,334,432, respectively. For the nine months ended September 30, 2017 the comprehensive income attributable to shareholders’ equity and NCIs is $3,473,860 and $1,510,184, respectively. For the three months ended September 30, 2018, the comprehensive income attributable to shareholders’ equity and NCI is $481,594 and $206,958 respectively. For the three months ended September 30, 2017, the comprehensive income attributable to shareholders’ equity and NCIs is $1,258,966 and $539,418, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 11. REVENUE

The Company’s revenue consists of medicine sales and patient care revenue.

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$6,298,491	$5,879,515
Chinese medicine	1,280,662	1,211,547
Herbal medicine	557,837	265,108
Total medicine	$8,136,990	$7,356,170

Patient services:
Medical consulting	$5,979,926	$5,058,274
Medical treatment	6,456,923	3,934,189
Others	16,895	243,673
Total patient services	$12,453,744	$9,236,136

	$20,590,734	$16,592,306

	Three Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Medicine:
Western medicine	$1,995,674	$1,917,785
Chinese medicine	421,652	399,142
Herbal medicine	231,162	90,247
Total medicine	$2,648,488	$2,407,174

Patient services:
Medical consulting	$1,877,179	$1,825,022
Medical treatment	2,240,810	1,286,639
Others	(390)	204,262
Total patient services	$4,117,599	$3,315,923

	$6,766,087	$5,723,097

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $5,507 and $2,072 for the nine months ended September 30, 2018 and 2017, respectively to support the local tax bureau's economical obligations.

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
(b)	Harbin Baiyi Real Estate Development Co., Ltd, owned by Junsheng Zhang
(c)	Harbin Jiarun Pharmacy Co., Ltd owned by Junsheng Zhang
(d)	Heilongjiang Province Runjia Medical Equipment Company Limited owned by Junsheng Zhang
(e)	Jiarun Super Market Co., Ltd. owned by Junsheng Zhang
(f)	Harbin Qi-run pharmacy limited owned by Junsheng Zhang
(g)	Yanhua Xing and Weiguang Song, the former shareholder of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Name of related parties	September 30, 2018	December 31, 2017
	(Unaudited)
Harbin Baiyi Real Estate Development Co., Ltd,	$-	$1,738,710
Junsheng Zhang	46,500	46,500
Yanhua Xing	2,450	2,450
Weiguang Song	1,050	1,050
	$50,000	$1,788,710

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. RELATED PARTY TRANSACTIONS (CONTINUED)

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to be paid.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
Name of related parties	2018	2017
	(Unaudited)
Harbin Jiarun Pharmacy Co., Ltd	$96,013	$7
Heilongjiang Province Runjia Medical Equipment Co., Ltd	2,781	6,014
Harbin Qi-run pharmacy Co., Ltd	17,303	17,972
Harbin Baiyi Real Estate Development Co., Ltd,	781,639	-
Junsheng Zhang	-	50,000
	$897,736	$73,993

Amount due to Harbin Jiarun Pharmacy Co., Ltd., Harbin Qi-run pharmacy Co., Ltd and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly for the balance for purchase of medicine and medical material from these three companies. Amount due to Harbin Baiyi Real Estate Development Co., Ltd, was mainly represented the Decoration funds for the new outpatient building which was constructed by Baiyi. The Company had paid a prepayment approximately $781,639 for the new outpatient building.

Amounts due to Junsheng Zhang represented the balance paid by Mr. Zhang for the daily operation of the Company.

Related parties’ transactions

Purchase of property, medicine and medical material from related parties consisted of the following for the periods indicated:

	For nine months ended September 30,
Name of related parties	2018	2017
Harbin Baiyi Real Estate Development Co., Ltd,	$1,048,828	$1,836,800
Harbin Jiarun Pharmacy Co., Ltd	194,866	146,083
Heilongjiang Province Runjia Medical Equipment Co., Ltd	6,057	393
Harbin Qi-run pharmacy Co., Ltd	19,035	24,738
	$1,268,786	$2,008,014

Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of September 30, 2018, the company has balance of deposits for capital leases and capital lease obligations of $436,788 and $12,441,987 respectively. As of December 31, 2017, the company has balance of deposits for capital leases and capital lease obligations of $461,014 and $14,632,836 respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 14.  BASIC AND DILUTED EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations is shown as follows

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$3,949,191	$3,080,739
Denominator:
Basic and diluted weighted-average number of shares outstanding	14,939,432	13,915,000
Net income per share:
Basic and diluted	$0.2643	$0.2214

NOTE 15. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency as of September 30, 2018 and December 31, 2017.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency as of September 30, 2018 and December 31, 2017.

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

This office is used for 1st Branch Company.

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2018	28,634
2019	130,109
2020	136,550
2021	142,074
2022	142,506
579,873

The company has paid Rentals and leases expense of $78,278 and $5,877 for nine months ended September 30, 2018 and 2017, respectively. The company has paid Rentals and leases expense of $24,886 and $5,877 for three months ended September 30, 2018 and 2017, respectively

NOTE 16. COMMON STOCK

The Company issued 140,000 restrict common stock in cash at a rate of $1 per share for US$140,000 under Regulation S Section 5 for 7 non-US persons during first nine months of 2018. This transaction should be deemed exempt for registration under Rule 902(1)(i) in accordance with Regulation S.

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

In considering the achievement of the hospital, it could not have been done without the support of local authorities, Jiarun hospital has voluntarily paid income tax of $5,507 and $2,072 for the nine months ended September 30, 2018 and 2017, respectively, to support the local tax bureau's economical obligations.

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

Results of Operations for Three Months Ended September 30, 2018 and 2017

The following table shows key components of the results of operations during three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change
	2018	2017	$	%

Revenue:
Medicine	$2,648,488	$2,407,174	$241,314	10%
Patient services	4,117,599	3,315,923	801,676	24%
Total revenue	6,766,087	5,723,097	1,042,990	18%
Operating costs and expenses:
Cost of medicine sold	1,817,244	1,573,420	243,824	15%
Medical consumables	1,142,947	648,258	494,689	76%
Salaries and benefits	1,132,315	934,950	197,365	21%
Office supplies	147,646	249,389	(101,743)	(41)%
Vehicle expenses	44,650	22,842	21,808	95%
Utilities expenses	77,240	74,222	3,018	4%
Rentals and leases	24,886	5,877	19,009	323%
Advertising and promotion expenses	57,755	22,869	34,886	153%
Interest expense	258,857	351,137	(92,280)	(26)%
Professional fee	93,557	15,869	77,688	490%
Depreciation	392,840	322,476	70,364	22%
Total operating costs and expenses	5,189,937	4,221,309	968,628	23%
Earnings from operations before other income and income taxes	1,576,150	1,501,788	74,362	5%
Other income	(4,104)	7,108	(11,212)	(158)%
Earnings from operations before income taxes	1,572,046	1,508,896	63,150	4%
Income tax	871	437	434	99%
Net income	1,571,175	1,508,459	62,716	4%
Less: net income attributable to non-controlling interests	471,352	452,538	18,814	4%
Net income attributable to the Company	$1,099,823	$1,055,921	$43,902	4%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(264,394)	86,880	(351,274)	(404)%
Foreign currency translation adjustment attributable to the Company	(618,229)	203,045	(821,274)	(404)%
Comprehensive income	$688,552	$1,798,384	$(1,109,832)	(62)%

Revenue

Operating revenue for the three months ended September 30, 2018, which resulted primarily from medicine revenue and patient services revenue, was $6,766,087, an increase of 18% as compared with the operating revenue of $5,723,097 for the three months ended September 30, 2017. The increase was primarily a result of the number of treated inpatients growing to 4,842 patients, about 1,142 more than the 3,700 patients treated in three months ended September 30, 2017.

Costs and Expenses

Total costs and expenses were $5,189,937 for the three months ended September 30, 2018, an increase of $968,628 or 23% as compared to $4,221,309 for the same period of 2017. This increase was primarily due to significant increase of cost of medicine sold of $243,824, medical consumables of $494,689, salaries and benefits of $197,365.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $1,817,244 for the three months ended September 30, 2018, an increase of $243,824 or 15% as compared to $1,573,420 for the same period of 2017. This increase was primarily due to significant increases in sales of Western medicine and Chinese medicine. For the three months ended September 30, 2018, the cost of Western medicine and Chinese medicine were $1,714,623 as compared to $1,532,487 for the same period of 2017.

Medical consumables

Medical consumables mainly consist of materials expenses, repair cost, medical film expenses and test reagent. Total medical consumables were $1,142,947 for the three months ended September 30, 2018, an increase of $494,689 or 76% as compared to $648,258 for the same period of 2017. The increase was mainly a result of increase in materials expenses of $170,936 and Other medical consumables increase in $344,798.

Salaries and benefits

Salaries and benefits mainly consist of salary expenses, and social insurance expenses. Total salaries and benefits were $1,132,315 for the three months ended September 30, 2018, an increase of $197,365 or 21% as compared to $934,950 for the same period of 2017. The increase was mainly a result of increase in salaries expenses of $111,761 and increase in social insurance expenses of $75,962. The number of employees was 656, an increase of 83 as compared to 572 for the same period of 2017.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities. Jiarun hospital has voluntarily paid income tax of $871 and $437 for the three months ended September 30, 2018 and 2017, respectively to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $1,576,150 for the three months ended September 30, 2018, as compared with operating income of $1,501,788 for the three months ended September 30, 2017. The Company’s net income for the three months ended September 30, 2018 was $1,571,175 representing an increase of $62,716 or 4%, over $1,508,459 for the three months ended September 30, 2017. The increases in income from operations and net income for the three months ended September 30, 2018, were primarily due to aforementioned changes in operating revenue and operating expenses.

Results of Operations for the nine months Ended September 30, 2018 and 2017

The following table shows key components of the results of operations during nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Change
	2018	2017	$	%

Revenue:
Medicine	$8,136,990	$7,356,170	$780,820	11%
Patient services	12,453,744	9,236,136	3,217,608	35%
Total revenue	20,590,734	16,592,306	3,998,428	24%
Operating costs and expenses:
Cost of medicine sold	5,571,186	4,799,786	771,400	16%
Medical consumables	2,882,982	1,755,032	1,127,950	64%
Salaries and benefits	3,235,366	2,643,753	591,613	22%
Office supplies	527,015	581,678	(54,663)	(9)%
Vehicle expenses	110,882	65,667	45,215	69%
Utilities expenses	339,070	293,706	45,364	15%
Rentals and leases	78,277	5,877	72,400	1232%
Advertising and promotion expenses	73,477	59,064	14,413	24%
Interest expense	844,153	980,451	(136,298)	(14)%
Professional fee	93,557	54,182	39,375	73%
Depreciation	1,175,020	936,827	238,193	25%
Total operating costs and expenses	14,930,985	12,176,023	2,754,962	23%
Earnings from operations before other income and income taxes	5,659,749	4,416,283	1,243,466	28%
Other income (expenses)	(12,541)	(13,155)	(614)	(5)%
Earnings from operations before income taxes	5,647,208	4,403,128	1,244,080	28%
Income tax	5,507	2,072	3,435	166%
Net income	5,641,701	4,401,056	1,240,645	28%
Less: net income attributable to non-controlling interests	1,692,510	1,320,317	372,193	28%
Net income attributable to the Company	$3,949,191	$3,080,739	$868,452	28%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(358,078)	189,867	(547,945)	(289)%
Foreign currency translation adjustment attributable to the Company	(985,500)	393,121	(1,378,621)	(351)%
Comprehensive income	$4,298,123	$4,984,044	$685,921	(14)%

Revenue

Operating revenue for the nine months ended September 30, 2018, which resulted primarily from medicine revenue and patient services revenue, was $20,590,734, an increase of 24% as compared with the operating revenue of $16,592,306 for the nine months ended September 30, 2017. The increase was primarily a result of the number of treated inpatients growing to 14,798 patients, about 2,073 more than the 12,725 patients treated in nine months ended September 30, 2017.

Costs and Expenses

Total costs and expenses were $14,930,985 for the nine months ended September 30, 2018, an increase of $2,754,962 or 23% as compared to $12,176,023 for the same period of 2017. This increase was primarily due to significant increases in medical consumables of $1,127,950, and increases in cost of medicine supplies of approximately $771,400, and increase in salaries and benefits of $591,613.

Cost of medicine sold

Cost of medicine sold mainly consists of cost of Western medicine, Chinese medicine and herbal medicine. Total cost of medicine sold was $5,571,186 for the nine months ended September 30, 2018, an increase of $771,400 or 16% as compared to $4,799,786 for the same period of 2017. This increase was primarily due to significant increases in cost of Western medicine and Chinese medicine of $646,916. For the nine months ended September 30, 2018, the cost of Western medicine and Chinese medicine were $5,328,236, as compared to $4,681,320 for the same period of 2017.

Medical consumables

Medical consumables mainly consist of materials expenses, medical film expenses and test reagent. Total medical consumables were $2,882,982 for the nine months ended September 30, 2018, an increase of $1,127,950 or 64% as compared to $1,755,032 for the same period of 2017. The increase was mainly a result of increase in materials expenses of $474,116 and increase in Other medical consumables of $437,475.

Salaries and benefits

Salaries and benefits mainly consist of salaries expenses, and social insurance expenses. Total salaries and benefits were $3,235,366 for the nine months ended September 30, 2018, an increase of $591,613 or 22% as compared to $2,643,753 for the same period of 2017. The increase was mainly a result of increase in salaries expenses of $392,598 and increase in social insurance expenses of $166,036. The number of employees was 610, an increase of 55 as compared to 555 for the same period of 2017.

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

In considering the achievements of the hospital, they could not have been reached without the support of local authorities, Jiarun hospital has voluntarily paid income tax voluntary of $5,507 and $2,072 for the nine months ended September 30, 2018 and 2017, respectively, to support the local tax bureau's economical obligations.

Income from Operations and Net income

Income from Operations was $5,659,749 for the nine months ended September 30, 2018, as compared with operating income of $4,416,283 for the nine months ended September 30, 2017. The Company’s net income for the nine months ended September 30, 2018 was $5,641,701 representing an increase of $1,240,645 or 28%, over $4,401,056 for the nine months ended September 30, 2017. The increases in income from operations and net income for the nine months ended September 30, 2018 were primarily due to aforementioned changes in operating revenue and operating expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared for the Company to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of September 30, 2018, the Company had $327,250 of cash and cash equivalents.

We are presently able to meet our obligations as they come due. As of September 30, 2018, we had non-controlling interest of $8,673,475 and total of shareholders’ equity of $24,670,926.

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

Cash Flows and Capital Resources

We believe that we will generate cash flow from our business, which, along with our available cash, will provide sufficient liquidity and financial flexibility. Our cash flows are summarized below:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	8,072,154	4,159,891
Net cash used in investing activities	(5,761,225)	(2,606,774)
Net cash used in financing activities	(2,998,300)	(1,436,584)
Effect of exchange rate fluctuation on cash and cash equivalents	130,329	(7,547)
Net (increase) decrease in cash and cash equivalents	(557,042)	108,986
Cash and cash equivalents, beginning of period	884,292	890,662
Cash and cash equivalents, ending of period	$327,250	$999,648

Net Cash provided by Operating Activities

For the nine months ended September 30, 2018, we had positive cash flow from operating activities of $8,072,154, an increase of $3,912,263 from the same period of 2017, during which we had cash flow from operating activities of $4,159,891. The increase in net cash used in operating activities was mainly as a result of the net income for the nine months ended September 30, 2018, increased by $1,240,645 as compared to the nine months ended September 30, 2017, and the addition of Amount due from related parties items totaling $3,458,582, which was due to the purchasing of medicines and equipment.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018, was $5,761,225, compared to net cash used in investing activities of $2,606,774 for the nine months ended September 30, 2017. The cash used in investing activities for the nine months ended September 30, 2018, was mainly used for the purchase of medical equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018, was $2,998,300, as compared to net cash used in financing activities of $1,436,584 for the nine months ended September 30, 2017. The cash used in financing activities for the nine months ended September 30, 2018, was mainly provided by proceeds from shareholders $580,368 and payments on capital lease obligation of $3,135,748.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or issue any shares of unregistered securities during the nine months period ended September 30, 2018.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Lihua. Sun	Chief Executive Officer	November 13, 2018
Lihua. Sun	(Principal Executive Officer)

/s/ Xuewei. Zhang	Chief Financial Officer	November 13, 2018
Xuewei. Zhang	(Principal Financial Officer)

