Form 10-K
period 2018-12-31
JRSIS HEALTH CARE Corp
filed 2019-04-01
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

(Mark One)

FORM10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Title of Each Class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically , every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12 b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting common stock held by non-affiliates computed by reference to the closing price as of the last business day of the quarterly period ended June 30, 2018 was $11,439,000.

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

As of April 1, 2019, there were 14,975,000 shares of the registrant’s common stock outstanding.

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

None

PART I

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.    We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K.

Item 1.	Business

Corporate Structure

JRSIS Health Care Corporation (the “Company” or “JRSS”) was incorporated on November 20, 2013 under the laws of the State of Florida. In December 2013, JRSS acquired 100% of the equity in JRSIS Health Care Limited (“JHCL”), which is a privately held Limited Liability Company registered in British Virgin Island (“BVI”) on February 25, 2013. JHCL owns 100% of the equity in Runteng Medical Group Co., Ltd (“Runteng”), a limited liability company registered in Hong Kong on September 17, 2012. Runteng owns 70% of the equity in Harbin Jiarun Hospital Co., Ltd (“Jiarun”). a privately held, for-profit hospital, incorporated in Harbin city of Heilongjiang, China in February 2006. The remaining 30% of the equity in Jiarun is owned by Junsheng Zhang, who is the Chairman of the Board of JRSIS Health Care Corporation.

●	Jiarun operates a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin. Jiarun also owns 100% of the equity in: Harbin Jiarun Hospital Co., Ltd Nanjing Road Branch (“NRB Hospital”), which was incorporated in Harbin City, Heilongjiang, Province, China in October 2017. NRB hospital is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

●	Harbin Jiarun Hospital Co., Ltd 2nd Branch (“2nd Branch Hospital”), which was incorporated in Harbin City, Heilongjiang Province, China in November 2017. 2nd Branch Hospital is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

Our present corporate structure is as follows:

Our Business

We operate Jiarun Hospital and its two branch hospitals, collectively being a private hospital with 950 beds located in Harbin, the capital of Heilongjiang Province in northeastern China. Jiarun Hospital offers patients care and pharmaceuticals in the areas of both Western and Chinese medical practices. Jiarun specializes in Pediatrics, Dermatology, Ears, Nose and Throat (ENT), Traditional Chinese Medicine (TCM), Ophthalmology, Internal Medicine Dentistry, General Surgery, Rehabilitation Science, Gynecology, General Medical Services, etc. Our ambulances operate 24 hours a day.

As is common in China, we generate revenues from both the provision of patient services and the sale of pharmaceuticals. These two areas respectively were responsible for 61% and 39% of our total revenues for the year ended December 31, 2018, and 55% and 45% of the total revenues for the year ended December 31, 2017.

 Patient Services

In accordance with the medical licenses under which Jiarun operates, the scope of the Hospital’s approved patient services includes medical consulting, surgery, obstetrics and gynecology, pediatrics, anesthesia, clinic laboratory, medical imaging, and traditional Chinese medicine.

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

Patients who are not covered by social insurance are liable for the total cost of medical treatment.

●	For out-patient medical services, revenue is recognized when the Company provides medical service to the patient. The Company collects payment before the patient leaves the hospital.

●	For in-patient medical services, when a patient checks into the hospital, the Company estimates the approximate fee the patient will spend in the hospital based on patient’s symptoms, collects the estimated fee from the patient, and records the payment as a deposit.

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

When a patient checks out from the hospital, the Company calculates and determines the remaining deposit, if any, and refunds the unused portion of the deposit to the patients. In the case where the patient has a balance in accounts receivable, the account receivable is required to be paid in full at checkout.

Patients covered by social insurance will receive a portion or full medical services reimbursed or paid by the social insurance agencies via prepaid cards or the insurance claim settlement process.

Pharmaceuticals

Revenue from the sale of pharmaceuticals is recognized when it is both earned and realized. The Company’s policy is to recognize the sale of pharmaceuticals when the title of the pharmaceuticals, ownership and risk of loss have transferred to the purchaser, and collection of the sales proceeds is reasonably assured, all of which generally occur when the patient receives the pharmaceuticals.

Given the nature of this revenue source, and the applicable rules guiding revenue recognition, the revenue recognition practices for the sale of pharmaceuticals do not contain estimates that materially affect results of operations nor any policy for return of products.

Jiarun Hospital opened in its current location in December 2014. In April 2018 we added a building to the hospital complex for delivery of outpatient services. In October and November 2017, NRB Hospital and 2nd Branch Hospital were incorporated in Harbin City; they started to operate in April 2018, providing outpatient and inpatient services.

JRSS plans to acquire other hospitals and companies involved in the healthcare industry in the PRC using cash and shares of our common stock. Substantial capital may be needed for these acquisitions and we may need to raise additional funds through the sale of our common stock, debt financing or other arrangements. We do not have any commitments or arrangements from any person to provide us with any additional capital. Additional capital may not be available to us, or if available, on acceptable terms, in which case we would not be able to acquire other hospitals or businesses in the healthcare industry.

 Customers

The Company has successfully marketed our value proposition to a large number of corporate customers as well as individual customers. We are in direct competition with two government-owned hospitals in the Hulan district of Harbin City. Management believes we are able to offer a more comprehensive examination menu at competitive prices, and provide an affordable “one-stop” service to our corporate customers who contract us to provide healthcare services to their employees and clients across the country. We are also able to provide our customers with satisfying experiences by providing customized services, streamlined processes, access to advanced equipment, a comfortable environment, customer service-oriented staff and greater privacy, characteristics which are highly valued by our corporate and individual customers.

Suppliers

Over the years of operations, we have developed a solid and reliable image and reputation with the general public and the medical academia and industry. Leveraging our positive track record and brand name, we have established supplier relationships with a number of well-known local and international healthcare and financial companies and medical academia. The following are some of the most recognized suppliers that the hospitals have established working relationships with:

Company	Content of cooperation
Zhejiang Di an Medical Devices Co., Ltd.	Supplier of Medical Equipment
Shandong DanHong Pharmaceutical Co., Ltd.	Supplier of Medicine
ShangYao Kexingyuan Heilongjiang Co., Ltd.	Supplier of Medicine
Beijing Tianmin Changfeng Electromechanical Equipment Co., Ltd.	Supplier of Medical Equipment
Otis Elevator (China) Co., Ltd.	Supplier of Equipment
Hebei Wanrui Medical Devices Co., Ltd	Supplier of Equipment
Heilongjiang HaiWang Pharmaceutical Co., Ltd.	Supplier of Medicine
Harbin BaoYue medical equipment sales co., Ltd.	Supplier of Medical Equipment and reagent
Harbin Jiarun Pharmacy Co., Ltd.	Supplier of Medicine
Heilongjiang JiuYuan Pharmaceutical Co., Ltd.	Supplier of Chinese Herbal Medicine
Harbin Zhengda Longxiang Pharmaceutical Co., Ltd.	Supplier of Medicine
General Electric Medical Systems Trade and development (Shanghai) Co., Ltd.	Supplier of Medical Equipment
Anhui Zehua Guoyaoyinpian Co., Ltd	Supplier of Chinese Herbal Medicine
Harbin Gong Bin run da Yiyaojingxiao Co., Ltd	Supplier of Medicine
Sinopharm Heilongjiang Co., Ltd.	Supplier of Medicine
Harbin Pharmaceutical Group	Supplier of Medicine
Heilongjiang Haishuo Pharmaceutical Co., Ltd.	Supplier of Medicine
Heilongjiang Kelun Pharmaceutical Trading Co. Ltd.	Supplier of Medicine
Heilongjiang XinLong Pharmaceutical Co., Ltd.	Supplier of Medicine
Heilongjiang RunJia Medical Equipment Co., Ltd.	Supplier of Medical Equipment
Harbin Zhongpeng Pharmaceutical Co., Ltd	Supplier of Medicine

Competition

We compete with two government-owned hospitals in the city of Harbin. We believe that we will be able to effectively compete with them because we:

●	Employ extensive marketing tactics to reach a large segment of customers, such as our special “Mobile clinics free medical service ” program, which provides free medical services to the Jiarun Hospital community and neighboring towns, thus providing an expanded customer base and expanding the influence of the marketing plan;

●	Provide advanced medical facilities and comfortable environments;

●	Maintain the highest level of professional healthcare; and

●	Offer competitive prices for medical treatment and drugs and medications

Marketing

To increase our visibility, in April 2014, Jiarun purchased a clinicar. This mobile clinic promotes our business by providing free clinical services in Jiarun Hospital’s local community. With the hospital complex hospital already in use, Jiarun is able to further improve its healthcare services ability and expand its service coverage area to additional communities and towns. We also plan to send out our experts and medical team to communities to provide free public services, including consultation and medical services to attract customers.

In the future, we plan to further strengthen our marketing efforts and improve our brand awareness through advertising on newspapers, magazines, and television. We will continue to focus on community medical service by maintaining a good relationship with our communities and providing quality medical service to the neighborhood residents. We understand that the key to success is to provide quality services.

PRC Laws and Regulations Affecting Our Business

According to the PRC Regulation of Healthcare Institutions, hospitals shall register with the Administration of Health of the local government to obtain the necessary business license for the provision of hospital services. We received our business license from Harbin City government in February of 2006. Other existing regulations having material effects on our business include those dealing with physician’s licensing, usage of medicine and injection, public security in health and medical advertising.

Healthcare providers in China are required to comply with many laws and regulations at the national and local government levels. These laws and regulations include the following:

●	We must register with and maintain an operating license from the local Administration of Health. We are subject to review by the local Administration of Health at an annual inspection.

●	Personnel and employees directly performing medical services in medical institutions are required to obtain qualification certificates.

●	Pursuant to the Interim Provisions on the Administration of Medical Examinations, or the Medical Examination provisions, issued in August 2009 by the NHFPC, the NHFPC or its local branches are responsible for the regulation of medical examination activities. Medical institutions that plan to operate medical examination businesses should apply to the NHFPC or its local branches for the approval of such medical examination business and register such business with the NHFPC or its local branches by including the business in their medical institution practicing licenses.

●	Pursuant to the Rules on Administration of Radiation-related Diagnose and Treatment issued in January 2006 by the NHFPC, medical institutions that plan to conduct radiation-related diagnosis and treatment businesses should apply to the NHFPC or its local branches and obtain radiation-related diagnosis and treatment licenses. JRSS, which engages in radiation-related diagnosis and treatment business, has obtained radiation-related diagnosis and treatment licenses.

●	All waste materials from our hospital must be properly collected, sterilized, deposited, transported and disposed of. We are required to keep records of the origin, type and amount of all waste materials generated by our hospital.

●	We must have at least 20 beds and at least 14 medical professionals on staff, including three doctors and five nurses.

●	We must establish and follow protocols to prevent medical malpractice. The protocols require us to:

▪	insure that patients are adequately informed before they consent to medical operations or procedures;
▪	maintain complete medical records which are available for review by the patient, physicians and the courts;
▪	voluntarily report any event of malpractice to a local government agency;
▪	support the medical services we provide in any administrative investigation or litigation.

If we fail to comply with applicable laws and regulations, we could suffer penalties, including the loss of our license to operate.

Before we can acquire a hospital or a company in the healthcare field in the PRC, we will be required to submit an application to the PRC Ministry of Commerce. As part of the application we must submit a number of documents, including:

●	Our financial statements and the financial statements of the company we propose to acquire,
●	A copy of the business license of the company we propose to acquire,
●	Evidence that the shareholders of the company we propose to acquire have approved the transaction, and
●	An appraisal, conducted by an independent party, of the value of the company we propose to acquire.

Insurance

Insurance companies in China offer limited business insurance products. Therefore we do not maintain either business liability insurance or medical malpractice insurance. While business liability and medical malpractice insurance is available to a limited extent in China, we have determined that the risks, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to purchase such insurance. Product or medical malpractice liability or uninsured damage to any of our medical centers or the medical equipment in our medical centers could result in significant disruption to the operation of our medical centers and result in a material adverse effect to our business, financial condition and results of operations.

Taxes

Enterprise income tax is defined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

Jiarun is subject to the exemption provided for medical and health institutions that mainly provide medical services under the PRC’s regulation titled “To Replace the Business Tax with a Value-Added Tax Regulations【Cai Shui (2016) 36】” Attachment 3 Article 1 (7) of that regulation provides that hospitals, clinics and other medical institutions that provide medical services shall be exempt from value-added tax. The tax-exempt status will remain effective until notification from the tax bureau.

Employees

As of December 31, 2018, we had 669 employees, consisting of 239 doctors, 252 nurses and a drug management staff of 62, who are supported by 116 non-medical employees. None of our employees are represented by a labor union or similar collective bargaining organization.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this 10K before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition and results of operations could be seriously harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment.

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

Our business is subject to various government regulations that may limit our profitability.

We are subject to various national and provincial laws and regulations affecting medical products in China. The State Food and Drug Administration (“SFDA”), Ministry of Health of The People’s Republic of China (“MoHPRC”) and equivalent state agencies regulate healthcare services made by businesses in the offering of service, which apply to us. We are also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general. Any such new regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations, and financial condition.

 We may incur uninsured losses.

Medical malpractice insurance has only recently become generally available to the medical community in China, and Jiarun Hospital has not yet found a policy that we consider appropriate for our operations. If Jiarun Hospital became party to a medical malpractice lawsuit, any loss we incur would be funded from our working capital. Moreover, although we maintain vehicle insurance and basic Chinese social insurances and related insurance, we cannot assure that we will not incur other types of uninsured liabilities and losses as a result of the conduct of our business. Should uninsured losses occur, the holders of our common stock and debt could lose their invested capital.

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

Our bylaws require that we indemnify our directors and officers against claims.

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

Our performance will be largely dependent on the talents and efforts of highly skilled individuals. Future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, all future success depends largely on our ability to retain key consultants and advisors. We cannot assure that any skilled individuals will agree to become an employee, consultant, or independent contractor of Jiarun. Our inability to retain their services could negatively impact our business and our ability to execute our business strategy.

Risks Related to the Company’s Corporate Structure

The failure to comply with PRC regulations relating to mergers and acquisitions of domestic enterprises by offshore special purpose vehicles may subject us to severe fines or penalties and create other regulatory uncertainties regarding our corporate structure.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the China Securities Regulatory Commission (the “CSRC”), the State-owned Assets Supervision and Administration Commission of the State Council (the “SASAC”), the State Administration of Taxation (the “SAT”), the State Administration for Industry and Commerce (the “SAIC”), and the State Administration of Foreign Exchange (“SAFE”), jointly promulgated regulations entitled the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which took effect as of September 8, 2006. This regulation, among other things, has certain provisions that require offshore special purpose vehicles (“SPVs”) formed for the purpose of acquiring PRC domestic companies and controlled directly or indirectly by PRC individuals and companies, to obtain the approval of MOFCOM prior to engaging in such acquisitions and to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

The application of the M&A Rules with respect to our corporate structure remains unclear, with no current consensus existing among leading PRC law firms regarding the scope and applicability of the M&A Rules. We believe that the MOFCOM and CSRC approvals under the M&A Rules were not required in the context of the acquisition by our U.S. parent of control of Jiarun because at such time the share exchange was a foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations. However, we cannot be certain that the relevant PRC government agencies, including the CSRC and MOFCOM, would reach the same conclusion, and we cannot be certain that MOFCOM or the CSRC may deem that the transactions effected by the share exchange circumvented the M&A Rules, and other rules and notices, and that prior MOFCOM or CSRC approval was required. Further, we cannot rule out the possibility that the relevant PRC government agencies, including MOFCOM, would deem that the M&A Rules required us or our entities in China to obtain approval from MOFCOM or other PRC regulatory agencies in connection with JRSS’s control of Jiarun.

If the CSRC, MOFCOM, or another PRC regulatory agency subsequently determines that CSRC, MOFCOM or other approval was required for the share exchange transaction, we may face severe regulatory actions or other sanctions from MOFCOM, the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines or other penalties on our operations in the PRC, limit our operating privileges in the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations and reputation, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to restructure our current corporate structure, or to seek regulatory approvals that may be difficult or costly to obtain.

The M&A Rules, along with certain foreign exchange regulations discussed below, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our acquisition strategy. For example, our operating companies’ ability to remit dividends to us, or to engage in foreign-currency-denominated borrowings, may be conditioned upon compliance with the SAFE registration requirements by such Chinese domestic residents, over whom we may have no control.

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

SAFE has promulgated several regulations, including Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Oversea Special Purpose Vehicles, or “Circular No. 75,” issued on October 21, 2005 and effective as of November 1, 2005 and certain implementation rules issued in subsequent years, requiring registrations with, and approvals from, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities. These regulations apply to our shareholders and beneficial owners who are PRC residents, and may affect any offshore acquisitions that we make in the future.

SAFE Circular No. 75 requires PRC residents, including both PRC legal person residents and/or natural person residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of equity financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to update his registration with the relevant SAFE branches, with respect to that offshore company, in connection with any material change involving an increase or decrease of capital, transfer or swap of shares, merger, division, equity or debt investment or creation of any security interest. Moreover, the PRC subsidiaries of that offshore company are required to coordinate and supervise the filing of SAFE registrations by the offshore company’s shareholders who are PRC residents in a timely manner. If a PRC shareholder with a direct or indirect stake in an offshore parent company fails to make the required SAFE registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries, and the offshore parent company may also be prohibited from injecting additional capital into its PRC subsidiaries. Furthermore, failure to comply with the various SAFE registration requirements described above may result in liability for the PRC shareholders and the PRC subsidiaries under PRC law for foreign exchange registration evasion.

Although we have requested our PRC shareholders to complete the SAFE Circular No. 75 registration, we cannot be certain that all of our PRC resident beneficial owners will comply with the SAFE regulations. The failure or inability of our PRC shareholders to receive any required approvals or make any required registrations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, prevent us from making capital injection into our PRC subsidiaries, limit our PRC subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, as a result of which our acquisition strategy and business operations and our ability to distribute profits to you could be materially and adversely affected.

Risks Related to Doing Business in China

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

Because our principal assets are located outside of the United States and all of our directors and officers reside outside of the United States, it may be difficult for an investor to enforce any right founded on U.S. Federal Securities Laws against us and/or our officers and directors, or to enforce a judgment rendered by a United States court against us or our officers and directors.

Our operations and principal assets are located in the PRC, and our officers and directors are non-residents of the United States. Therefore, it may be difficult to effect service of process on such persons in the United States, and it may be difficult to enforce any judgments rendered against us or our officers and/or directors. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers. As a result of all of the above, our shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders compared to shareholders of a corporation doing business entirely within the United States.

Risks Relating to Our Common Stock

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

Junsheng Zhang, the Chairman of the Board of JRSIS Health Care Corporation, owns 74.52% of the Company’s outstanding common stock. As a result, Mr. Zhang will have significant influence to:

●	Elect or defeat the election of our directors;

●	Amend or prevent amendment of our articles of incorporation or bylaws;

●	Effect or prevent a merger, sale of assets or other corporate transaction; and

●	Affect tome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to effect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholder.

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

Our Board of Directors is authorized to issue up to 100,000,000 shares of common stock, of which 14,975,000 shares are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring, or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

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

Because we do not intend to pay any dividends on our common stock in the near future, holders of our common stock must rely on stock appreciation for any return on their investment.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Florida Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We do not anticipate paying dividends for the foreseeable future, but will invest our cash resources in the growth of the Company. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in decreases in the trading price of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Jiarun Hospital leases our hospital complex from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, the Chairman of our Board of Directors. The Lease was made in 2014 for a term of thirty years. Both parties agreed for the Hospital to pay 3 million RMB (US$436,199) as a deposit at the execution of the Leasing Agreement, which will be deducted from the final rental settlement. The Lease calls for an annual rent of RMB7,000,000 (US$1,017,797) to be prepaid at the start of each year. The annual rental was determined by amortizing the fair market value of the complex and applying an interest rate or 6.55% per annum, which was the benchmark interest rate announced by The People’s Bank of China. After the completion of all payments, the ownership of the leased property will be transferred to Jiarun.

In August 2017 JRSS leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from August 2017, JRSS is committed to lease expense payments of approximately $36,881 per year for 5 years. This office is used for a 2nd outpatient facility.

In December 2017 JRSS leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from December 2017, JRSS is committed to lease expense payments of approximately $68,128 per year for 5 years. This office is used for the operations of the 1st Branch Company.

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock have been listed for trading on the OTCQX® Best Market under the symbol “JRSS” since January 28, 2019. Previously, our common stock was listed for trading on the OTCQB market. Real-Time Level 2 Quotes for JRSIS Health Care Corporation common shares are available on www.otcmarkets.com. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Holders of Securities

As of April 1, 2019, we had 129 shareholders of record and 14,975,000 outstanding shares of common stock, par value $0.001.

There are currently effective prospectuses that will permit the public resale of 3,815,000 shares of our common stock now held by shareholders.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on its common stock

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Sales of Unregistered Securities

The Company did not effect any unregistered sales of equity securities during the quarter ended December 31, 2018.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2018.

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

Critical Accounting Policies and Management Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the year ended December 31, 2018, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results, as follows:

●	The determination, as set forth in Note 3 to our Financial Statements, that the $8,237,369 in accounts receivable as of December 31, 2018 warranted an allowance for doubtful accounts of only $24,354, despite representing over 29% of our annual revenue for 2018. Our determination was based on our review of the likelihood of recovery as well as the fact that we incurred no bad debts in either 2018 or 2017.

●	The determination to record depreciation of our property and equipment over an average useful life of approximately twenty years. The determination was based primarily on our expectation that the useful life of our hospital facilities would exceed thirty years, based on the experience of comparable facilities in our location.

Results of Operations for the Years Ended December 31, 2018 and 2017

The following table shows key components of the results of operations during the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,		Change
	2018	2017	$	%
Revenue:
Medicine	$11,183,130	$10,889,753	$293,377	3%
Patient services	17,219,629	13,258,204	3,961,425	30%
Total revenue	28,402,759	24,147,957	4,254,802	18%
Operating costs and expenses:
Cost of medicine sold	8,244,092	7,055,828	1,188,264	17%
Medical consumables	3,960,634	2,851,904	1,108,730	39%
Salaries and benefits	5,067,864	3,606,687	1,461,177	41%
Office supplies	1,140,464	677,745	462,719	68%
Vehicle expenses	188,483	90,028	98,455	109%
Utilities expenses	499,852	439,248	60,604	14%
Rentals and leases	109,326	26,636	82,690	310%
Advertising and promotion expenses	78,696	75,542	3,154	4%
Interest expense	1,133,935	1,324,867	(190,932)	(14%)
Professional fee	222,412	74,046	148,366	200%
Depreciation	1,764,765	1,268,253	496,512	39%
Total operating costs and expenses	22,410,523	17,490,784	4,919,739	28%
Earnings from operations before other income and income taxes	5,992,236	6,657,173	(664,937)	(10%)
Other income(expenses)	(379,486)	(16,231)	(363,255)	2238%
Earnings from operations before income taxes	5,612,750	6,640,942	(1,028,192)	(15%)
Income tax	2,765,650	2,528	2,763,122	109301%
Net income	2,847,100	6,638,414	(3,791,314)	(57%)

Other comprehensive income:
Foreign currency translation adjustment	(1,187,386)	987,535	(2,174,921)	(220%)
Comprehensive income	$1,659,714	$7,625,949	$(5,966,235)	(78%)

Revenue

Operating revenue for the year ended December 31, 2018, which resulted primarily from medicine (i.e. pharmaceuticals) revenue and patient services revenue, was $28,402,759, an increase of 18% as compared with the operating revenue of $24,147,957 for the year ended December 31, 2017. Revenue from the sale of medicine increased by 2.7%, which revenue from provision of patient services grew by 29.9%. The increase was primarily a result of the number of treated inpatients growing by 13% to 20,215 patients, 2,338 more than the 17,877 patients treated in the year ended December 31, 2017.

Operating Costs and expenses

Total operating costs and expenses were $22,410,523 for the year ended December 31, 2018, an increase of $4,919,739 or 28% as compared to $17,490,784 for 2017. Since revenue increased by only 18% year-to-year, the 28% increase in operating costs and expenses caused a substantial reduction in the profitability of the Company’s operations. The primary components of the $4,919,739 increase in costs and expenses were: This increase was primarily due to significant increases cost of medicine supplies of approximately $1,188,264 and increase in medical consumables of $1,108,730 and increase in Depreciation and amortization of 496,512 and salaries and benefits of 1,461,177 and increase in Office supplies of 462,719.

●	$1,188,264 increase in cost of medicine. Although sales of medicine increased by only 2.7%, the cost of the medicine sold increased by 17%. The increase was attributable to both Western medicine and Chinese traditional medicines, and primarily reflects increases in the market price of those medicines that we were unable to pass along to patients and their insurers due to government regulation and competitive factors. We cannot predict whether this disparity between costs and revenues will continue in future periods, as it will be determined in large part by government policy.

●	$1,108,730 increase in the cost of medical consumables. This 39% increase in expenses attributable to medical consumables exceeded the 29.9% increase in revenue from patient services. Medical consumables mainly consist of materials expenses, medical repair expenses and test reagents. The increase was mainly a result of increase in materials expenses of $554,829, an increase in inspection expenses of $325,161, and an increase in diagnostic test expense of $177,401.

●	$1,461,177 increase in salaries and benefits, reflecting a $1,147,714 increase in salaries and $313,463 increase in social insurance expense. This 40.5% increase in our labor costs was primarily caused by the initiation of operations at our two new branch hospitals. The increase exceeded the revenue increase attributable to the hospitals, as we incurred labor costs in preparation for full scale operations.

●	$462,719 increase in office supplies, likewise primarily attributable to the expansion of our operations during 2018.

●	$496,512 increase in depreciation and amortization. This increase occurred because we increased the book value of our property and equipment by $12,609,443 during 2018. Depreciation and amortization costs will increase again in 2019, as we depreciate the new facilities for a full year.

Income taxes

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

Jiarun had benefited from provisions of the Regulations that exempted certain medical facilities from income tax. Recently, the local tax office informed Jiarun that to the entitlement of fully tax-exempt status should be terminated in 2015. Jiarun was determined to pay $1,318,102 income tax for the years 2015 through 2017, based on a preferential rate of 2.5% of gross revenue, and the government waived interest and penalties. Beginning in 2018, Jiarun is paying income tax at the national rate of 25% of taxable income.

The following table shows the components of the allowance for PRC income tax recorded for 2018:	Amounts
Income tax expense	$55,846
Income tax: 2018 deferred	1,391,702
Income tax: prior period	1,318,102
Tax expense from continuing operation	$2,765,650

Reconciliation:	Amounts
Income tax at statutory rate	$1,447,548
Expense on prior period adjustment	1,318,102
Tax expense from continuing operation	$2,765,650

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2018 the Company purchased Eligible Equipment for RMB 36.83million, with $1,391,702 deferred income tax, creating differences between tax and GAAP.

 Income from operations and net income

Income from Operations was $5,992,236 for the year ended December 31, 2018, as compared with operating income of $6,657,173 for the year ended December 31, 2017. After deducting other income and expenses as well as the provision for income tax, the Company’s net income for the year ended December 31, 2018 was $2,847,100 representing a decrease of $3,791,314 or 57%, over $6,638,414 for the year ended December 31, 2017. The decrease of income from operations and net income for the year ended December 31, 2018 were primarily due to aforementioned changes in operating revenue and expenses.

Liquidity and Capital Resources

As of December 31, 2018, the Company had approximately $256,450 of cash and cash equivalents, a reduction of $627,842 from our cash balance at December 31, 2017. The reduction was the result of our investment of $5,967,093 in capital improvements and our use of $3,923,177 for financing activities, primarily rental payments on the capital lease covering our hospital complex.

Our working capital at December 31, 2018 was $4,809,285, a reduction of $372,931 from our $5,182,216 in working capital at December 31, 2017. The reduction was primarily attributable to our use of cash for capital improvements that are booked as long-term assets.

The primary components of our working capital at December 31, 2018 was accounts receivable totaling $8,213.015. This balance equaled 29% of our total revenue for 2018, and represented a 45% increase in accounts receivable from December 31, 2017 to December 31, 2018. Nevertheless, we have carefully examined our accounts receivable and believe that our allowance for doubtful accounts - $24,354 - is appropriate, given our strong relationships with our corporate customers (who are responsible for most of our accounts receivable) and the fact that we have recorded no bad debts in either 2018 or 2017.

Although our current resources and cash flows are adequate to pay our current ongoing obligations, we anticipate that our future liquidity requirements will arise from the need to fund our growth and future capital expenditures. The primary sources of funding for such growth requirements are expected to be additional funds raised from the sale of equity and/or debt financing. However, we can provide no assurances that we will be able to obtain additional financing on terms satisfactory to us.

Cash Flows

Our cash flows for the past two years are summarized below:

	The Year Ended December 31,
	2018	2017
Net cash provided by operating activities	9,199,134	8,338,210
Net cash used in investing activities	(5,967,093)	(13,463,230)
Net cash used in (provided by) financing activities	(3,923,177)	5,168,484
Effect of exchange rate fluctuation on cash and cash equivalents	63,294	(49,834)
Net decrease in cash and cash equivalents	(627,842)	(6,370)
Cash and cash equivalents, beginning of period	884,292	890,662
Cash and cash equivalents, ending of period	$256,450	$884,292

Net Cash Provided by Operating Activities

For the year ended December 31, 2018, we had positive cash flow from operating activities of $9,199,134, an increase of $860,924 from 2017. Cash flow from operations increased despite the $3,791,314 decrease in net income in 2018 as a result of several factors, including:

●	$496,512 increase in depreciation expense in 2018, which is a non-cash expense;

●	$1,449,709 decrease in amounts due from related parties during 2018;

●	Amortization of $501,856 in prepayments during 2018, compared to an decrease of $200,901 in the Company’s prepayments balance during 2017;

●	$703,367 increase in accounts payable during 2018;

●	$1,391,702 in 2018 taxes for which payment was deferred; and

●	$395,953 increase in accrued expenses and other current liabilities.

Several of these items represent deferral to the future of expenses incurred during 2018, which indicates that the Company’s ability to generate cash during 2018 despite the reduction in its profitability may not be replicable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $5,967,093, compared to net cash used in investing activities of $13,463,230 for the year ended December 31, 2017. The cash used in investing activities for the year ended December 31, 2018, was mainly used for the purchase of medical equipment and an outpatient building.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the year ended December 31, 2018 was $3,923,177, as compared to net cash provided by financing activities of $5,168,484 for the year ended December 31, 2017. The cash used in financing activities for the year ended December 31, 2018 was mainly due to payment for finance lease of $3,622,715 and repayment to bank of $440,462.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA or the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

中正達會計師事務所
Centurion ZD CPA & Co.
Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong.

香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室

Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

Email 電郵: info@czdcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Stockholders of

JRSIS Health Care Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JRSIS Health Care Corporation and subsidiaries (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, change in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of JRSIS Health Care Corporation as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited)
We have served as the Company’s auditor since 2015.

Hong Kong, China

April 1, 2019

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	December 31,	December 31,
	2018	2017

Assets
Current Assets:
Cash and cash equivalents	$256,450	$884,292
Accounts receivable, net	8,213,015	5,678,957
Inventories	1,163,845	936,549
Other receivables	7,590	3,334
Prepayments	1,826,214	900,680
Amount due from related parties	149,811	1,788,710
Deferred expenses	291,104	69,334
Deposits for capital leases-current portion	72,700	—
Total current assets	11,980,729	10,261,856
Construction in progress	803,257	11,320,976
Property and equipment, net	37,723,969	26,151,630
Long term deferred expenses	1,238,455	106,411
Deposits for capital leases	720,306	838,121
Total assets	$52,466,716	$48,678,994

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$3,635,761	$2,105,563
Notes payable	668,175	—
Short-term bank loans	—	445,647
Deposits received	14,213	6,305
Amount due to related parties	109,147	73,993
Other payable	49,707	77,935
Deferred tax payable	107,365	—
Tax payable	41,156	—
Payroll payable	383,943	57,016
Capital lease obligations - current portion	2,161,977	2,313,181
Total current liabilities	7,171,444	5,079,640

Capital lease obligations	19,380,209	22,767,740
Deferred tax payable	1,231,462	—
Other capital lease payable	2,651,084	598,811
Total liabilities	$30,434,199	$28,446,191

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 14,975,000 and 14,835,000 issued and outstanding at December 31, 2018 and 2017, respectively	14,975	14,835
Additional Paid-in capital	2,191,363	2,051,503
Retained earnings	12,913,912	10,920,942
Other comprehensive income	(983,109)	(93,520)
Total shareholders’ equity of the Company	14,137,141	12,893,760
Non-controlling interest	7,895,376	7,339,043
Total shareholders’ equity	22,032,517	20,232,803
Total liabilities and shareholders’ equity	$52,466,716	$48,678,994

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2018	2017

Revenue:
Medicine	$11,183,130	$10,889,753
Patient services	17,219,629	13,258,204
Total revenue	28,402,759	24,147,957

Operating costs and expenses:
Cost of medicine sold	8,244,092	7,055,828
Medical consumables	3,960,634	2,851,904
Salaries and benefits	5,067,864	3,606,687
Office supplies	1,140,464	677,745
Vehicle expenses	188,483	90,028
Utilities expenses	499,852	439,248
Rentals and leases	109,326	26,636
Advertising and promotion expenses	78,696	75,542
Interest expense	1,133,935	1,324,867
Professional fee	222,412	74,046
Depreciation	1,764,765	1,268,253
Total operating costs and expenses	22,410,523	17,490,784
Earnings from operations before other income and income taxes	5,992,236	6,657,173
Other income (expenses)	(379,486)	(16,231)
Earnings from operations before income taxes	5,612,750	6,640,942
Income tax	2,765,650	2,528
Net income	2,847,100	6,638,414
Less: net income attributable to non-controlling interests	854,130	1,991,524
Net income attributable to the Company	$1,992,970	$4,646,890
Other comprehensive income:

Foreign currency translation adjustment attributable to non-controlling interests	(297,797)	295,000
Foreign currency translation adjustment attributable to the Company	(889,589)	692,535
Comprehensive income	$1,659,714	$7,625,949
Less: Comprehensive income attributable to non-controlling interests	556,333	2,286,524
Comprehensive income attributable to the Company	$1,103,381	$5,339,425
Basic and diluted earnings per share	$0.1333	$0.3247
Weighted average number of shares outstanding	14,948,397	14,311,932

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2016	13,915,000	$13,915	$6,274,052	$(786,055)	$1,132,423	$5,052,519	$11,686,854
Net income	—	—	4,646,890	—	—	1,991,524	6,638,414
Shares issued	920,000	920	—	—	919,080	—	920,000
Foreign currency translation adjustment	—	—	—	692,535	—	295,000	987,535
Balance at December 31, 2017	14,835,000	$14,835	$10,920,942	$(93,520)	$2,051,503	$7,339,043	$20,232,803

Net income	—	—	1,992,970	—	—	854,130	2,847,100
Shares issued	140,000	140			139,860		140,000
Foreign currency translation adjustment	—	—	—	(889,589)	—	(297,797)	(1,187,386)
Balance at December 31, 2018	14,975,000	14,975	12,913,912	(983,109)	2,191,363	7,895,376	22,032,517

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$2,847,100	$6,638,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,764,765	1,268,253
Interest	1,133,935	1,324,867
Amortization for long-term deferred assets	384,483	—
Loss on disposal of fixed assets	294,565	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,951,899)	(2,040,729)
Inventories	(288,677)	(78,437)
Amount due from related parties	1,578,970	129,261
Prepayments and other current assets	501,856	(200,901)
Accounts payable	1,966,667	1,263,300
Notes payable	151,142	—
Amount due to related parties	37,886	54,907
Deferred tax payable	1,391,702	—
Deposits received	8,573	162
Accrued expenses and other current liabilities	375,066	(20,887)
Net cash provided by operating activities	9,199,134	8,338,210

Cash Flows From Investing Activities
Purchases of fixed assets	(3,278,264)	(2,590,890)
Prepayment for construction in progress	(1,158,992)	(10,901,428)
Prepayment for fixed assets	(1,529,837)	—
Proceeds from disposal of fixed assets	—	29,088
Net cash used in investing activities	(5,967,093)	(13,463,230)

Cash Flows From Financing Activities
Proceeds from shareholders	140,000	903,153
Payments on capital lease obligation	(3,622,715)	3,860,155
Short-term bank loans	—	405,176
Repayment to bank	(440,462)	—
Net cash provided by (used in) financing activities	(3,923,177)	5,168,484

Effect of exchange rate fluctuation on cash and cash equivalents	63,294	(49,834)
Net decrease in cash and cash equivalents	(627,842)	(6,370)

Cash and cash equivalents, beginning of period	884,292	890,662
Cash and cash equivalents, ending of period	$256,450	$884,292

Supplemental disclosure of cash flow information
Cash paid for income taxes	(1,303,288)	(2,528)
Cash paid for interest	(1,154,872)	(1,324,867)

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

 NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

JRSIS Health Care Corporation (the “Company” or “JRSS”) was incorporated on November 20, 2013 under the laws of the State of Florida. In December 2013 JRSS acquired 100% of the equity in JRSIS Health Care Limited (“JHCL”), which is a Limited Liability Company registered in British Virgin Island (“BVI”) on February 25, 2013. JHCL owns 100% of the equity in Runteng Medical Group Co., Ltd (“Runteng”), a limited liability company registered in Hong Kong on September 17, 2012. Runteng owns 70% of the equity in Harbin Jiarun Hospital Co., Ltd (“Jiarun”), a for-profit hospital incorporated in Harbin City of Heilongjiang, China in February 2006. The remaining 30% of the equity in Jiarun is owned by Junsheng Zhang, who is the Chairman of the Board of JRSIS Health Care Corporation.

Jiarun is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin. Jiarun also owns 100% of the equity in:

●	Harbin Jiarun Hospital Co., Ltd Nanjing Road Branch (“NRB Hospital”), a hospital branch of Jiarun, incorporated in Harbin city of Heilongjiang, China in October 2017. NRB hospital is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

●	Harbin Jiarun Hospital Co., Ltd 2nd Branch (“2nd Branch Hospital”), a second hospital branch of Jiarun, incorporated in Harbin city of Heilongjiang, China in November 2017. 2nd Branch Hospital is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

30% of the equity in Jiarun is held by Junsheng Zhang, and is therefore a non-controlling interest (“NCI”), accounted for pursuant to ASC810-10-45, which states that the ownership interest in the subsidiary that is held by owners other than the parent is a non-controlling interest. According to the supplemental agreement signed between Junsheng Zhang and Runteng on June 1, 2013, the comprehensive income from Jiarun would be attributable to retained earnings and non-controlling interest for 70% and 30% respectively, from July 1, 2013.

 NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

The consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”).

B.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Non-controlling interests represent the equity interest in Jiarun that is not attributable to the Company. Non-controlling interest is reported in the consolidated financial position within equity, separate from the Company’s equity. Net income or loss and comprehensive income or loss are attributed to the Company’s and the non-controlling interest.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

D.	Functional currency and foreign currency translation

JRSS and JHCL’s functional currency is the United States dollar (“US$”). Runteng’s functional currency is the Hong Kong dollar (“HK$”). The functional currency of Jiarun is the Renminbi (“RMB”).

The Company’s reporting currency is US$. Assets and liabilities of Runteng and Jiarun are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income.

The exchange rates used for foreign currency translation are as follows:

For the year Ended December 31,
		2018	2017
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.8776 / 7.8317	6.5074 / 7.8152
Revenue and expenses	period average	6.6193 / 7.8375	6.7578 / 7.7926

E.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the years ended December 31, 2018 and 2017, no customer accounted for more than 10% of net revenue. As of December 31, 2018 and 2017, three and two customers accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

The estimated useful lives for property and equipment categories are as follows:

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

There were no transfers between level 1, level 2 or level 3 measurements for the years ended December 31, 2018 and 2017.

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

The Company recognizes revenue when the amount of revenue can be reliably measured, it is probable that economic benefits will flow to the entity, and specific criteria have been met for each of the Company’s activities as described below.

 Medicine sales

Revenue from the sale of medicine is recognized when it is both earned and realized. The Company’s policy is to recognize the sale of medicine when the title of the medicine, ownership and risk of loss have transferred to the purchasers, and collection of the sales proceeds is reasonably assured, all of which generally occur when the patient receives the medicine.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

Given the nature of this revenue source of the Company’s business and the applicable rules guiding revenue recognition, the revenue recognition practices for the sale of medicine do not contain estimates that materially affect results of operations nor does the Company have any policy for return of products.

Patient Services

In accordance with the medical licenses under which Jiarun operates, the scope of its approved medical patient service includes medical consulting, surgery, obstetrics and gynecology, pediatrics, anesthesia, clinic laboratory, medical imaging, and traditional Chinese medicine.

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

Patients who are not covered by social insurance are liable for the total cost of medical treatment.

●	For out-patient medical services, revenue is recognized when the Company provides medical service to the patient. The Company collects payment before the patient leaves the hospital.

●	For in-patient medical services, when a patient checks into the hospital, the Company estimates the approximate fee the patient will spend in the hospital based on patient’s symptoms. At that time, the Company collects the estimated fees from the patient and records the payment as deposits received.

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

When a patient checks out from the hospital, the Company calculates and determines the remaining deposit, if any, and refunds the unused portion of the deposit to the patients. In the case where the patient has a balance in accounts receivable, accounts receivable are required to be paid in full at checkout.

Patients covered by social insurance will receive a portion or full medical services reimbursed or paid by the social insurance agencies via prepaid cards or insurance claim settlement process.

Settlement process

The Company is a registered medical service vendor under the state social insurance system for various social insurance agencies; the insurance agencies include “Social Medical Insurance funded by PRC and Heilongjiang Province” and “Heilongjiang Province New Rural Cooperative Medical Care System”. The Company utilizes an online system maintained by the social insurance agencies for patients who are covered by social insurance agencies.

●	The Company records patients’ information in the social insurance system at check in. The system determines the covered portion and amounts based on the information input to the system.

●	At the time of check out, the Company collects payment for services the patients are liable for and records accounts receivable from the social insurance agencies for the portion of services covered by the social insurances. In the case that the patients have made payment during the in-patient services period, the Company refunds any amount in excess of the portion they are liable for.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

●	The Company is responsible for submitting supporting documents of patient services provided to the social insurance agencies for their review. The Company is also required to reconcile its records with the social insurance agencies once a month. Once the social insurance agencies approve the reconciliation, the insurance agencies will settle the accounts receivable balance in the next month following the approval.

O.	Income taxes

The Company has adopted FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Enterprise income tax is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

R.	Recently adopted accounting pronouncements

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new leases standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Management is evaluating the new guidance and expects to report increased assets and liabilities as a result of recording right-of-use assets and lease liabilities. We will adopt this guidance for our interim and annual periods beginning January 1, 2019

 The FASB issued an Accounting Standards Update (ASU) that helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act. ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The ASU requires financial statement preparers to disclose:

●	A description of the accounting policy for releasing income tax effects from AOCI;
●	Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and

●	Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. ACCOUNTS RECEIVABLE, NET

	December 31
	2018	2017
Accounts receivable	$8,237,369	$5,704,697
Less: allowance for doubtful debts	24,354	25,740
	$8,213,015	$5,678,957

The Company experienced nil bad debts during the years ended December 31, 2018 and 2017.

NOTE 4. INVENTORIES

At December 31, 2018 and 2017, inventories consist of the following:

	December 31
	2018	2017
Western medicine	$809,499	$662,079
Chinese herbal medicine	29,796	29,499
Medical material	321,477	243,445
Other material	3,073	1,526
	$1,163,845	$936,549

NOTE 5. PREPAYMENT

At December 31, 2018 and 2017, prepayment consists of the following:

	December 31
	2018	2017
Deposits on medical equipment	$1,297,411	$491,822
Heating fees	135,035	117,188
Others	393,768	291,670
	$1,826,214	$900,680

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 6. PROPERTY AND EQUIPMENT

At December 31, 2018 and 2017, property and equipment, at cost, consist of:

	December 31,
	2018	2017
Transportation equipment	$1,000,303	$871,653
Medical equipment	15,001,892	11,833,334
Electrical equipment	1,649,229	1,496,461
Office equipment and other	813,635	130,524
Buildings	24,011,797	15,389,204
Software	138,366	146,238
Total fixed assets at cost	42,615,222	29,867,414
Accumulated depreciation	(4,891,253)	(3,715,784)
Total fixed assets, net	$37,723,969	$26,151,630

Depreciation expense was $1,764,765 and $1,268,253 for the years ended December 31, 2018 and 2017, respectively.

NOTE 7. LONG TERM DEFERRED EXPENSES

On May 7, 2015, July 3, 2015 and October 16, 2015, Jiarun entered into three lease agreements to lease medical equipment from Hair Finance Leasing (China) Co., Ltd. (“Hair”), a third party, for a five-year period, in which Jiarun is required to pay a consulting fee to Hair for the services provided over the five years. During the year ended December 31, 2018, the Company paid approximately $1.6 million for the decoration of its outpatient building and the two Branch Hospitals. The consulting and decoration fees paid but attributable to the current and subsequent accounting periods were accounted for as deferred expenses and long term deferred expenses.

The current portion of the prepaid consulting and decoration fees were recorded as deferred expenses of $291,104 and $69,334 as of December 31, 2018 and 2017. The long-term deferred expenses were $1,238,455 and 106,411 as of December 31, 2018 and 2017.

The Company recorded consulting fees of $68,193 and $66,764, and decoration fees of $149,105 and $nil for the year ended December 31, 2018 and 2017, respectively.

NOTE 8. CAPITAL LEASE OBLIGATIONS AND DEPOSIT FOR CAPITAL LEASES

On June 5, 2013, Jiarun entered into a lease agreement to lease its hospital building from Harbin Baiyi Real Estate Development Co., Ltd (“the Lessor”), which is owned by Junsheng Zhang, a related party. The Lease has a term of 30 years, requiring annual prepayment of a rent of RMB7,000,000. The first payment was made on September 1, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for Jiarun to pay RMB3,000,000 as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. In accordance with accounting principles and treatment, this payment was booked as deposit in our accounts. The Lessor shall return the premium for lease to Jiarun at expiration of this Contract or pledge this deposit as part of rents for the last period or periods in 2043. The implicit interest rate, which determined the rental fee after fair value was amortized, was calculated at 6.55%, which is the benchmark interest rate announced by The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to Jiarun.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. CAPITAL LEASE OBLIGATIONS AND DEPOSIT FOR CAPITAL LEASES (Continued)

The leasing agreement for our hospital building contains the following provisions:

●	Rental payments of RMB7,000,000 (equivalent to $1,144,913) per year, payable at the beginning of September.

●	An option allowing the lessor to extend the lease for thirty years beyond the last renewal option exercised by the company.

●	A guarantee by the company that the lessor will realize $nil, from selling the asset at the expiration of the lease This lease is a capital lease because its term (30 years) exceeds 75% of the building’s estimated economic life. In addition, the present value ($15,185,032) of the minimum lease payments exceeds 90% of the fair value of the building ($15,721,295).

●	Accumulated annual amounts resulting from applying an interest rate of 6.55% to the balance of the lease obligation at the beginning of each year. The lease obligation is increased by the amount of the prior year’s interest, the amount of the net rental payment at the beginning of each year; and this amount represents the guaranteed residual value at the end of the lease term.

On September 1, 2014, October 22, 2014, March 26, 2015, May 7, 2015, July 3, 2015, October 16, 2015, April 6, 2016 and April 13, 2016 and November 25, 2016 and April 5 2017 Jiarun entered into several lease agreements to lease medical equipment and elevators from three lease finance companies, which are all third parties, for three to five-year periods, in which Jiarun is required to make monthly or quarterly payments toward the leases. The Company was also required to pay deposits up front, which deposits will later be used to offset against the last quarterly payment. The medical equipment and elevator will be transferred to Jiarun upon the completion of the agreement.

These leases have been classified as capital leases. The cost of the medical equipment included in these leases is included in the consolidated balance sheets as property and equipment and construction in progress.

The future minimum lease payments for annual capital lease obligation as of December 31, 2018 are as follows:

Year	Amounts
2019	$2,161,977
2020	1,122,713
2021	349,522
Thereafter	17,907,974
Total	$21,542,186

The Company recorded finance lease fees of $1,178,074 and $1,286,306 for the years ended December 2018 and 2017, respectively.

NOTE 9. SHORT-TERM BANK LOANS

As of December 31, 2018 and 2017, the short-term bank loans were $ nil and $445,647, respectively. The loans were primarily obtained from Harbin Bank with interest rate of 6.09% per annum, from January 19, 2017 to January 18, 2018, for working capital and capital expenditure purposes. The interest expenses were $2,150 and $23,956 for the year ended December 31, 2018 and 2017, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 10. NON-CONTROLLING INTERESTS

Jiarun is the Company’s majority-owned subsidiary, which is consolidated in the Company’s financial statements with a non-controlling interest (NCI) recognized. The Company holds 70% interest of Jiarun as of December 31, 2018 and 2017.

As of December 31, 2018 and 2017, NCI in the consolidated balance sheet was $7,895,376 and $7,339,043, respectively. For the year ended December 31, 2018, the comprehensive income attributable to shareholders’ equity and NCI is $1,103,381 and $556,333, respectively. For the year ended December 31, 2017, the comprehensive income attributable to shareholders’ equity and NCIs is $5,339,425 and $2,286,524, respectively.

NOTE 11. REVENUE

The Company’s revenue consists of medicine sales and patient care revenue.

	For the Year Ended December 31,
	2018	2017
Medicine:
Western medicine	$8,613,196	$8,630,919
Chinese medicine	1,753,625	1,782,552
Herbal medicine	816,309	476,282
Total medicine	$11,183,130	$10,889,753

Patient services:
Medical consulting	$8,720,373	$7,110,475
Medical treatment	8,160,483	5,736,799
Others	392,773	410,930
Total patient services	$17,219,629	$13,258,204

	$28,402,759	$24,147,957

 NOTE 12. INCOME TAX EXPENSE

The Company uses the asset-liability method of accounting for income taxes prescribed by ASC 740 Income Taxes. The Company and its subsidiaries each file their taxes individually.

United States

JRSS is subject to the United States of America Tax law at tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the periods presented, and its earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC..

The following table shows the components of the allowance for US income tax recorded for 2018:	Amounts
Loss before income tax	$(222,412)
Tax rate at 21%	(46,707)
Disallowed tax losses	46,707
Income tax expense	$—

BVI

JHCL was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income tax.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

 NOTE 12. INCOME TAX EXPENSE (Continued)

Hong Kong

Runteng was incorporated in Hong Kong and is subject to Hong Kong profits tax. Runteng is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%.

The following table shows the components of the allowance for Hong Kong income tax recorded for 2018:	Amounts
Loss before income tax	$(672)
Tax rate at 16.5%	(111)
Disallowed tax losses	111
Income tax expense	$—

PRC

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

Jiarun had benefited from provisions of the Regulations that exempted certain medical facilities from income tax. Recently, the local tax office informed Jiarun that to the entitlement of fully tax-exempt status should be terminated in 2015. Jiarun was determined to pay $1,318,102 income tax for the years 2015 through 2017, based on a preferential rate of 2.5% of gross revenue, and the government waived interest and penalties. Beginning in 2018, Jiarun is paying income tax at the national rate of 25% of taxable income.

The following table shows the components of the allowance for PRC income tax recorded for 2018:	Amounts
Income tax expense	$55,846
Income tax: 2018 deferred	1,391,702
Income tax: prior period	1,318,102
Tax expense from continuing operation	$2,765,650

Reconciliation:	Amounts
Income tax at statutory rate	$1,447,548
Expense on prior period adjustment	1,318,102
Tax expense from continuing operation	$2,765,650

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2018 the Company purchased Eligible Equipment for RMB 36.83million, with $1,391,702 deferred income tax, creating differences between tax and GAAP.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. RELATED PARTY TRANSACTIONS

The following is the list of the related parties to which the Group has transactions with:

(a) Junsheng Zhang, the Chairman of the Company

(b) Harbin Baiyi Real Estate Development Co., Ltd, owned by Junsheng Zhang

(c) Harbin Jiarun Pharmacy Co., Ltd, owned by Junsheng Zhang

(d) Heilongjiang Province Runjia Medical Equipment Company Limited, owned by Junsheng Zhang

(e) Jiarun Super Market Co., Ltd,. owned by Junsheng Zhang

(f) Harbin Qi-run Pharmacy Limited, owned by Junsheng Zhang

(g) Yanhua Xing and Weiguang Song, the former shareholders of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2018	2017
Harbin Baiyi Real Estate Development Co., Ltd,	$99,811	$1,738,710
Junsheng Zhang	46,500	46,500
Yanhua Xing	2,450	2,450
Weiguang Song	1,050	1,050
	$149,811	$1,788,710

Amount due from Baiyi mainly represented the deposit for the outpatient building decoration. The Company had paid a deposit of $99,811 in 2018.

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to which they had committed.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2018	2017
Harbin Jiarun Pharmacy Co., Ltd	$1,211	$7
Heilongjiang Province Runjia Medical Equipment Co., Ltd	1,614	6,014
Jiarun Super Market Co., Ltd.	39,042	—
Harbin Qi-run Pharmacy Co., Ltd	17,280	17,972
Junsheng Zhang	50,000	50,000
	$109,147	$73,993

Amount due to Harbin Jiarun Pharmacy Co., Ltd., Harbin Qi-run Pharmacy Co., Ltd. and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly the balance due for purchase of medicine and medical material from these three companies.

Amounts due to Junsheng Zhang represented amounts paid by Mr. Zhang for the daily operation of the company.

Related parties’ transactions

Purchase of medicine and medical material from related parties consisted of the following for the periods indicated:

	For the Year ended December 31,
Name of related parties	2018	2017
Harbin Jiarun Pharmacy Co., Ltd	$229,498	$192,259
Heilongjiang Province Runjia Medical Equipment Co., Ltd	5,965	6,463
Harbin Qi-run Pharmacy Co., Ltd	28,770	30,443
	$264,233	$229,165

JRSIS HEALTH CARE CORPORATION

notes to consolidated financial statements

(AMOUNTS IN USD)

 NOTE 13. RELATED PARTY TRANSACTIONS (Continued)

 Deposits for capital leases and capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease its hospital complex from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of December 31, 2018, the Company had deposits for capital leases and capital lease obligations of $436,199 and $12,817,373 respectively. As of December 31, 2017, the Company had deposits for capital leases and capital lease obligations of $461,014 and $14,632,836 respectively.

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

	December 31
	2018	2017
Numerator:
Net income available to common stockholders	$1,992,970	$4,646,890
Denominator:
Basic and diluted weighted-average number of shares outstanding	14,948,397	14,311,932
Net income per share:
Basic and diluted	$0.1333	$0.3247

NOTE 15. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of December 31, 2018 and 2017.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of December 31, 2018 and 2017.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

In August 2017 JRSS leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from August 2017, JRSS is committed to lease expense payments of approximately $36,881 per year for 5 years. This office is used for a 2nd outpatient facility.

JRSIS HEALTH CARE CORPORATION

notes to consolidated financial statements

(AMOUNTS IN USD)

NOTE 15. CONTINGENCIES AND COMMITMENT (Continued)

In December 2017 JRSS leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from December 2017, JRSS is committed to lease expense payments of approximately $68,128 per year for 5 years. This office is used for the operations of the 1st Branch Company.

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2019	123,105
2020	129,284
2021	134,579
2022	105,441
492,409

The company has paid rentals and lease expense of $109,326 and $26,636 for the years ended December 31, 2018 and 2017, respectively

NOTE 16. COMMON STOCK

During 2018 the Company issued 140,000 shares of restricted common stock in exchange for US$140,000. The sale was made pursuant to SEC Regulation S to eight non-US persons during 2018, and accordingly was exempt from registration.

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

As of December 31, 2018, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 as a result of the material weaknesses discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

As of December 31, 2018, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Inadequate and ineffective controls over accounting for income taxes

We did not have adequate design or operation of controls that provide reasonable assurance that the accounting for income taxes, including the related financial statement disclosures, were in accordance with U.S. GAAP. Specifically, we did not have sufficient technical expertise in the income tax function to provide adequate review and control with respect to the (a) identification and ongoing evaluation of uncertain tax positions in foreign tax jurisdictions; (b) complete and accurate recording of deferred tax assets and liabilities due to differences in accounting treatment for book and tax purposes; and (c) complete and accurate recording of inputs to the consolidated income tax provision and related accruals.

This material weakness resulted in post-closing adjustments to deferred income tax assets and liabilities, income taxes receivable, and income tax expense, which were corrected by management prior to the issuance of the Company’s consolidated financial statements included herein.

Remediation Plans

Management is committed to remediating the material weakness in a timely fashion. We have begun the process of executing remediation plans that address the material weakness in internal control over financial reporting relating to accounting for income taxes. Specifically, we hired internal personnel dedicated to managing the income tax function to enhance our expertise in determining the appropriate accounting for material and complex tax transactions. In addition, management’s planned actions to further address the material weakness include:

•	Review of tax accounting process to identify and implement enhanced tax accounting processes and related internal control procedures;

•	Enhancement of our process and internal controls related to the preparation of tax accounting position papers documenting our analysis and conclusions for all technical tax accounting matters, and

•	Establish training and education programs for financial personnel responsible for income tax accounting.

The Audit Committee has directed management to develop a plan and timetable for the implementation of the foregoing remedial measures (to the extent not completed yet) and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and others that will be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. We expect these remedial actions and or other actions related to this material weakness to be effectively implemented in 2019 in order to successfully remediate the material weakness reported within this Form 10-K by December 31, 2019.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and not required to provide the report.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting has come to management’s attention during the Company’s last quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position	Director Since
Junsheng Zhang	53	President, Chairman of the Board and Director	2013
Lihua Sun	50	Chief Executive Officer and Director	2013
Xuewei Zhang	31	Chief Financial Officer and Director	2013
Yanhui Xing	36	Director	2013
Yanming Zhang	22	Director	2018
Guoqing Jin	32	Director	2018
Suya Li	61	Chief Operating Officer	--

Mr. Junsheng Zhang, is our President and Chairman of the Board. Mr. Zhang is one of the founders of Jiarun Hospital and Jiarun Medical.

●	President and CEO of Dahua Medical Ltd., a wholesale distributor, from 2003 to 2011
●	General Manager of Dongtai Medical Ltd. from 1990 to 2003
●	Bachelor Degree in Traditional Chinese Medicine
●	EMBA degree from Peking University
●	More than 30 years working experience in China medical services industry.
●	Was appointed to the Board to provide his experience in owning one full services hospital, one medical wholesale company and a few medicine retail shops.

 Ms. Lihua Sun, is our Chief Executive Officer and Director. Ms. Sun is one of the cofounder of Jiarun Hospital and has many years in the healthcare industry. She has been the former General Manager of Ankang Medicine in Hulan district and a Director of Heilongjiang Dahua Medicine Co., Ltd. Ms. Sun was appointed to the Board to provide her experience in management of medical enterprises.

Ms. Xuewei Zhang, is our Chief Financial Officer and Director.

●	Bachelor degree from University of Exeter
●	Worked as finance manager of Jiarun hospital since 2009, while pursuing training in U.S. GAAP.
●	Promoted to CFO position in the Company in January 2012
●	Ms. Zhang was appointed to the Board to provide her expertise in financial management of medical enterprises.

Ms. Yanhui Xing, is our Director.

●	Employed since 2010 as Assistant CEO of Eden Hall Global Capital Co., Ltd., a financial advisory firm located in Hong Kong.
●	From 2003 to 2010 Ms. Xing held positions on financial management, primarily in New Zealand
●	Masters Degree in Banking and Bachelor Degree in Accounting,
●	Three years international accounting firm senior position
●	Ms. Xing was appointed to the Board to provide her expertise in financial management.

Mr. Yanming Zhang, is our Director.

●	Employed as Budget Officer by China Construction Second Engineering in Shenzhen, China since July 2018.

●	Employed as a communication specialist by the Harbin Acheng District Justice Bureau from 2017 to 2018.

●	Graduated from the China University of Geosciences with a bachelor’s degree in 2018.

●	Mr. Zhang was appointed to the Board to provide his experience with China’s legal system and the experience he gained as a budget professional.

Mr. Guoqing Jin, is our Director

●	Employed by Shenzhen Zhigong Certified Public Accountants since 2011. Currrently serves as Supervisor.
●	Awarded a Bachelor’s Degree by Guangdong University of Petrochemical Technology in 2008.
●	Earned a Collegiate Degree from the Universal College of Learning in New Zealand in 2011.
●	Mr. Jin was appointed to the Board to provide his experience in financial planning and accounting.

Miss. Suya Li, is our Chief Operating Officer

●	Employed in the administration of the Registrant’s subsidiary, Harbin Jiarun Hospital Co., Ltd., since 2016.

●	Employed as Chief Operating Officer of Heilongjiang Victoria Maternity Hospital from 2012 to 2016.

●	Employed as Branch Secretary by the Harbin City Health Supervision Institute from 2001 to 2011.

Graduated from the Harbin Medical University with a Bachelor’s Degree in 2001.

We have family relationships among our executive officers and directors. Xuewei Zhang, the daughter of the Chairman, is the Chief Financial Officer of the Company. Lihua Sun, the wife of the Chairman, is the Chief Executive Officer of the Company.

Legal Proceedings Involving Officers and Directors

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

During the fiscal year of 2018, our Board of Directors had one meeting, including meetings that were held by means of a conference telephone call, but excluding actions taken by unanimous written consent.

Board Committees

Audit Committee

Our Audit Committee was established in September 2018 and currently is comprised of Mr. Guoqing Jin, Ms. Xuewei Zhang and Mr. Yanming Zhang. Mr. Guoqing Jin serves as chairperson of the Audit Committee. Our Board has determined that Mr. Guoqing Jin is an “audit committee financial expert” as defined by the regulations promulgated by the SEC, by reason of his experience as a Supervisor for a firm of certified public accountants in the PRC. Mr. Guiqing Jin and Mr. Yanming Zhang are “independent” directors, as defined in the OTCQX Rules of U.S. Companies.

The purpose of the Audit Committee is to assist the Board in monitoring the integrity of the annual, quarterly and other financial statements of the Company, the independent auditor’s qualifications and independence, the performance of the Company’s independent auditors and the compliance by the Company with legal and regulatory requirements. The Audit Committee also reviews and approves all related-party transactions.

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

Item 11.  Executive Compensation.

Executive Compensation

The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer for services during the fiscal years ended December 31, 2018 and 2017. There was no executive officer to whom we paid or accrued amounts in excess of $100,000 as compensation for services during 2018.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Lihua Sun	2018	7,028	—	—	—	—	—	—	7,028
CEO/Director	2017	6,215	—	—	—	—	—	—	6,215

Amounts of compensation for 2017 and 2018, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

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

Compensation of Directors

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of JRSIS Health Care Corporation other than services ordinarily required of a director. To date, we have paid no compensation to any person for services as a member of the Company’s Board of Directors.

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

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days as of the date hereof. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

The percentage ownership information shown in the table below is calculated based on 14,975,000 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Amount and
Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Junsheng Zhang	11,160,000	74.52%
	President, Chairman of the board.	Direct
Common Stock	Lihua Sun	—	—
CEO, Director
Common Stock	Xuewei Zhang	—	—
CFO, Director
Common Stock	Yanhui Xing	2,000	0.01%
	Director	Direct
Common Stock	Yanming Zhang	—	—
Independent Director
Common Stock	Suya Li	—	—
Chief Operating Officer
Common Stock	Guoqing Jin	—	—
Independent Director
	All Officers and Directors as a Group (7 persons)	11,162,000	74.53%

As a result of the ownership by our Chairman of 74.52% of the outstanding shares, our Chairman will have significant influence to:

●	Elect or defeat the election of our directors;

●	Amend or prevent amendment of our articles of incorporation or bylaws;

●	Effect or prevent a merger, sale of assets or other corporate transaction; and

●	Affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to effect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions since the beginning of the 2018 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”), except as follows:

In 2013 our subsidiary, Jiarun, leased its hospital building complex from Harbin Baiyi Real Estate Development Co., Ltd., which is owned by Junsheng Zhang, the Company’s Chairman of the Board. Pursuant to the Lease, Jiarun paid Harbin Baiyi Real Estate Development Co., Ltd. a rental fee of RMB7,000,000 (US$1,144,913 in September 2018 for the period from that date through August 31, 2019.

During 2018 Jiarun purchased pharmaceuticals and medical equipment from companies owned by Junsheng Zhang, the Company’s Chairman of the Board. The aggregate purchase price accrued during 2018 was $264,233.

Independent Directors

Based upon information submitted by Mr. Guoqing Jin and Mr. Yanming Zhang, the Board has determined that each of them is “independent”, as defined in the OTCQX Rules of U.S. Companies. No director will be considered “independent” unless the Board affirmatively determines that the director has no direct or indirect relationship with the Company that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.   Principal Accounting Fees and Services.

We were billed by our independent public accounting firm, Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited). for the following professional services it performed for us during the years ended December 31, 2018 and 2017 as set forth in the table below.

	Year Ended December 31,
	2018	2017
Audit fees	$83,000	$73,000
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$1,046

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Name	Exhibit
3.1	Articles of Incorporation of Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant - filed as an exhibit to the Current Report on Form 8-K filed on September 6, 2018 and incorporated herein by reference.
3.4	BVI-Registration Form on January 14, 2014 (1)
3.5	Certificate of Incumbency on January 22, 2014 (1)
10.1	House Leasing Contract (1)
10.2	Financial Leasing Contract (1)
10.3	Agreement on Modification to Contract and Articles of Association (1)
10.4	Supplementary Description Terms for the Articles of Harbin Jiarun Hospital Co., Ltd (1)
10.5	Rent exemption Agreement (1)
10.6	The shareholder investment confirmation letter (1)
21	Subsidiaries of the Company
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1) Incorporated by reference to the same exhibit filed with our registration statement on Form S1, as amended (File No. 333-194359).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION

Date: April 1, 2019	By:	/s/ Lihua Sun
Lihua Sun
Chief Executive Officer
Principal Executive Officer

Date: April 1, 2019	By:	/s/ Xuewei Zhang
Xuewei Zhang
Chief Financial Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Junsheng Zhang	President, Chairman of the Board and Director	April 1, 2019
Junsheng Zhang

/s/ Lihua Sun	Chief Executive Officer and Director	April 1, 2019
Lihua Sun

/s/ Xuewei Zhang	Chief Financial Officer and Director	April 1, 2019
Xuewei Zhang

/s/ Yanhui Xing	Director	April 1, 2019
Yanhui Xing

/s/ Yanming Zhang	Director	April 1, 2019
Yanming Zhang

/s/ Guoqing Jin	Director	April 1, 2019
Guoqing Jin