Form 10-Q
period 2019-03-31
JRSIS HEALTH CARE Corp
filed 2019-05-15
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-56013

JRSIS HEALTH CARE CORPORATION.

(Exact name of Registrant as specified in its charter)

Florida	46-4562047
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the year ended December 31, 2019.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,273,628	$256,450
Accounts receivable, net	8,861,975	8,213,015
Inventories	942,619	1,163,845
Other receivables	30,877	7,590
Prepayments	1,422,522	1,826,214
Amount due from related parties	52,460	149,811
Deferred expenses	298,326	291,104
Deposits for capital leases-current portion	—	72,700
Total current assets	14,882,407	11,980,729
Construction in progress	1,089,265	803,257
Property and equipment, net	21,402,779	37,723,969
Long term deferred expenses	1,189,334	1,238,455
Deposits for capital leases	931,886	720,306
Right-of-use assets	18,307,419	—
Total assets	$57,803,090	$52,466,716

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$4,203,766	$3,635,761
Notes payable	752,964	668,175
Deposits received	9,450	14,213
Amount due to related parties	115,638	109,147
Other payable	20,112	49,707
Deferred tax payable-current	—	107,365
Tax payable	—	41,156
Payroll payable	671,493	383,943
Lease obligation-current portion	4,146,091	2,161,977
Total current liabilities	9,919,514	7,171,444

Deferred tax payable	1,671,357	1,231,462
Lease obligation	19,980,531	19,380,209
Other capital lease payable	2,716,856	2,651,084
Total liabilities	$34,288,258	$30,434,199

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 14,975,000 and 14,975,000 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	14,975	14,975
Additional Paid-in capital	2,191,363	2,191,363
Retained earnings	13,582,500	12,913,912
Other comprehensive income	(628,952)	(983,109)
Total shareholders’ equity of the Company	15,159,886	14,137,141
Non-controlling interest	8,354,946	7,895,376
Total shareholders’ equity	23,514,832	22,032,517
Total liabilities and shareholders’ equity	$57,803,090	$52,466,716

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue:
Pharmaceuticals	$2,814,548	$2,708,046
Patient services	4,757,555	4,092,031
Total revenue	7,572,103	6,800,077
Operating costs and expenses:
Cost of pharmaceuticals sold	2,415,132	1,824,465
Medical consumables	872,592	780,272
Salaries and benefits	1,539,079	1,027,089
Office supplies	389,360	210,500
Vehicle expenses	81,935	31,009
Utilities expenses	196,316	178,979
Operating leases expense	28,163	26,737
Advertising and promotion expenses	25,360	45
Professional fee	41,288	—
Depreciation and amortization	538,224	381,849
Total operating costs and expenses	6,127,449	4,460,945
Earnings from operations before other income and income taxes	1,444,654	2,339,132
Other income	(231,475)	(310,010)
Earnings from operations before income taxes	1,213,179	2,029,122
Income tax	255,792	581
Net income	957,387	2,028,541
Less: net income attributable to non-controlling interests	288,799	608,562
Net income attributable to the Company	$668,588	$1,419,979
Comprehensive income:
Foreign currency translation adjustment	524,928	833,086
Foreign currency translation adjustment attributable to non-controlling interests	170,771	249,159
Foreign currency translation adjustment attributable to the Company	354,157	583,928
Comprehensive income	$1,482,315	$2,861,628
Less: Comprehensive income attributable to non-controlling interests	459,570	857,721
Comprehensive income attributable to the Company	$1,022,745	$2,003,907
Basic and diluted earnings per share	$0.0446	$0.0955
Weighted average number of shares outstanding	14,975,000	14,871,111

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2017	14,835,000	$14,835	$10,920,942	$(93,520)	$2,051,503	$7,339,043	$20,232,803
Net income	—	—	1,419,979	—	—	608,562	2,028,541
Shares issued	130,000	130	—	—	129,870	—	130,000
Foreign currency translation adjustment	—	—	—	583,927	—	249,159	833,086
Balance at March 31, 2018	14,965,000	$14,965	$12,340,921	$490,407	$2,181,373	$8,196,764	$23,224,430

Balance at December 31, 2018	14,975,000	$14,975	$12,913,912	$(983,109)	$2,191,363	$7,895,376	$22,032,517
Net income	—	—	668,588	—	—	288,799	957,387
Foreign currency translation adjustment	—	—	—	354,157	—	170,771	524,928
Balance at March 31, 2019	14,975,000	14,975	13,582,500	(628,952)	2,191,363	8,354,946	23,514,832

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$957,387	$2,028,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	538,224	381,849
Changes in operating assets and liabilities:
Accounts receivable, net	(442,869)	(1,745,281)
Inventories	248,792	(182,837)
Amount due from related parties	118,061	1,049,041
Prepayments and other current assets	875,152	116,680
Accounts payable	476,760	543,549
Amount due to related parties	(4,699)	(13,197)
Deposits received	(5,089)	3,832
Accrued expenses and other current liabilities	272,288	(47,917)
Net cash provided by operating activities	3,034,007	2,134,260

Cash Flows From Investing Activities
Purchases of property and equipment	(1,503,611)	(698,950)
Prepayment for property and equipment acquisition	(454,761)	(514,640)
Payment of Construction in progress	(264,687)	—
Net cash (used in) investing activities	(2,223,059)	(1,213,590)

Cash Flows From Financing Activities
Proceeds from shareholders	—	134,565
Payments of finance lease obligations	(913,812)	(694,479)
Interest	225,860	306,004
Short-term bank loan	—	(458,342)
Proceeds from finance lease	2,870,312	—
Net cash provided by (used in) financing activities	2,182,360	(712,252)

Effect of exchange rate fluctuation on cash and cash equivalents	23,870	107,728
Net increase in cash and cash equivalents	3,017,178	316,146

Cash and cash equivalents, beginning of period	256,450	884,292
Cash and cash equivalents, ending of period	$3,273,628	$1,200,438

Supplemental disclosure of cash flow information
Cash paid for income taxes	255,792	581
Cash paid for interest	225,860	306,004

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

30% of the equity in Jiarun is held by Junsheng Zhang and is therefore a non-controlling interest (“NCI”), accounted for pursuant to ASC 810-10-45, which states that the ownership interest in the subsidiary that is held by owners other than the parent is a non-controlling interest.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

D.	Functional currency and foreign currency translation

JRSS’s and JHCL’s functional currency is the United States dollar (“US$”). Runteng’s functional currency is the Hong Kong dollar (“HK$”). The functional currency of Jiarun is the Renminbi (“RMB”).

The Company’s reporting currency is US$. Assets and liabilities of Runteng and Jiarun are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income.

The exchange rates used for foreign currency translation are as follows:

For three months ended March 31,
		2019	2018
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.7111 / 7.8493	6.2807 / 7.8491
Revenue and expenses	period average	6.7464 / 7.8456	6.3582 / 7.8275

E.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For three months ended March 31, 2019 and 2018, no customer accounted for more than 10% of net revenue. As of March 31, 2019, and December 31, 2018, 3 and 3 customers accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

Inventories, consisting principally of pharmaceuticals, are stated at the lower of cost or market using the first-in, first-out method (“FIFO”). This policy requires the Company to make estimates regarding the market value of inventory, including an assessment of excess or obsolete inventory. The Company determines excess or obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

Property and equipment is recorded at cost upon acquisition and is depreciated on a straight-line basis over the assets’ estimated useful lives or over their lease terms of the assets. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized. Depreciation is recorded on a straight-line basis reflective of the useful lives of the assets. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from accounts and any gain or loss is reflected in income.

The estimated useful lives for property and equipment categories are as follows:

Buildings and improvement	10-40 years
Medical equipment	5-15 years
Transportation instrument	5-10 years
Office equipment	5-10 years
Electronic equipment	5-10 years
Software	5-10 years

K.	Leases

In February 2016, the FASB issued ASU 2016-02–Leases (Topic 842), which increases transparency and comparability among organizations by recognizing right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU maintains a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to remain similar to the previous accounting treatment. A lessee is permitted to make an accounting policy election by class of underlying asset to exclude from balance sheet recognition any lease assets and lease liabilities with a term of 12 months or less, and instead to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the ROU asset and lease liability is initially measured at the present value of the lease payments in the consolidated balance sheet. In July 2018, the FASB issued ASU 2018-11 which provides entities with the option to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if necessary. As discussed in Note 8, we adopted ASU 2016-02–Leases (Topic 842) effective January 1, 2019 utilizing the transition option provided by ASU 2018-11.

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

There were no transfers between level 1, level 2 or level 3 measurements for three months ended March 31, 2019 and 2018.

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

Pharmaceutical sales

Revenue from the sale of pharmaceuticals is recognized when it is both earned and realized. The Company’s policy is to recognize the sale of pharmaceuticals when the title of the pharmaceuticals, ownership and risk of loss have transferred to the purchasers, and collection of the sales proceeds is reasonably assured, all of which generally occur when the patient receives the pharmaceuticals.

Given the nature of this revenue source of the Company’s business and the applicable rules guiding revenue recognition, the revenue recognition practices for the sale of pharmaceuticals do not contain estimates that materially affect results of operations nor does the Company have any policy for return of products.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

Settlement process

The Company is a registered medical service vendor under the state social insurance system for various social insurance agencies. The insurance agencies include “Social Medical Insurance funded by PRC and Heilongjiang Province” and “Heilongjiang Province New Rural Cooperative Medical Care System”. The Company utilizes an online system maintained by the social insurance agencies for patients who are covered by social insurance agencies.

●	The Company records patients’ information in the social insurance system at check in. The system determines the covered portion and amounts based on the information input to the system.

●	At the time of check out, the Company collects payment for services the patients are liable for and records accounts receivable from the social insurance agencies for the portion of services covered by the social insurance. In the case that the patients have made payment during the in-patient services period, the Company refunds any amount in excess of the portion they are liable for.

●	The Company is responsible for submitting supporting documents of patient services provided to the social insurance agencies for their review. The Company is also required to reconcile its records with the social insurance agencies once a month. Once the social insurance agencies approve the reconciliation, the insurance agencies will settle the accounts receivable balance in the next month following the approval.

O.	Income taxes

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

R.	Recently adopted accounting pronouncements

Leases. In February 2016, the FASB issued guidance which requires companies generally to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance using the modified retrospective approach as of January 1, 2019. See Note 8 - Leases for further details.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

NOTE 3. Accounts Receivable, Net

	March 31	December 31
	2019	2018
	(Unaudited)
Accounts receivable	$8,886,934	$8,237,369
Less: allowance for doubtful debts	24,959	24,354
	$8,861,975	$8,213,015

The Company experienced nil bad debts during three months ended March 31, 2019 and 2018.

NOTE 4. Inventories

At March 31, 2019 and December 31, 2018, inventories consist of the following:

	March 31	December 31
	2019	2018
	(Unaudited)
Western pharmaceuticals	$592,542	$809,499
Chinese herbal medicine	29,150	29,796
Medical material	317,393	321,477
Other material	3,534	3,073
	$942,619	$1,163,845

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 5. Prepayment

At March 31, 2019 and December 31, 2018 prepayment consists of the following:

	March 31	December 31
	2019	2018
	(Unaudited)
Deposits on medical equipment	$918,526	$1,297,411
Heating fees	19,293	135,035
Others	484,703	393,768
	$1,422,522	$1,826,214

NOTE 6. Property and Equipment

At March 31, 2019 and December 31, 2018, property and equipment, at cost, consist of:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Transportation equipment	$1,201,465	$1,000,303
Medical equipment	16,270,784	15,001,892
Electrical equipment	1,705,800	1,649,229
Office equipment and others	887,592	813,635
Buildings	24,607,521	24,011,797
Software	167,614	138,366
Total fixed assets at cost	44,840,776	42,615,222
Accumulated depreciation	(5,553,658)	(4,891,253)
Reclass to Right-of-use assets	(17,884,339)	—
Total fixed assets, net	$21,402,779	$37,723,969

The Company recorded depreciation expense of $538,224 and $381,849 for the three months ended March 31, 2019 and 2018, respectively.

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

The current portion of the prepaid consulting fee was recorded as deferred expenses $298,326 and $291,104 as of March 31, 2019 and December 31, 2018. The long-term deferred expenses were $1,189,334 and $1,238,455 as of March 31, 2019 and December 31, 2018.

The Company recorded consulting fee of $16,720 and $17,740 for the three months ended March 31, 2019 and 2018, and decoration fees of $74,191 and $nil for the three months ended March 31, 2019 and 2018, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Right-of-Use Assets and Lease Liabilities

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“new lease standard”). The new lease standard was adopted using the optional transition method approach that allows for the cumulative effect adjustment to be recorded without restating prior periods. The Company has elected the practical expedient package related to the identification, classification and accounting for initial direct costs whereby prior conclusions do not have to be reassessed for leases that commenced before the effective date. As the Company will not reassess such conclusions, the Company has not adopted the practical expedient to use hindsight to determine the likelihood of whether a lease will be extended or terminated or whether a purchase option will be exercised.

Finance lease

On June 5, 2013, Jiarun entered into a lease agreement to lease its hospital building from Harbin Baiyi Real Estate Development Co., Ltd (“the Lessor”), which is owned by Junsheng Zhang, a related party. The Lease has a term of 30 years, requiring annual prepayments of a rent of RMB7,000,000. The first payment was made on September 1, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for Jiarun to pay RMB3,000,000 as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. In accordance to accounting principles and treatment, this payment was booked as deposit in our accounts. The Lessor shall return the premium for lease to Jiarun at expiration of the Contract or pledge the deposit as part of rents for the last period or periods in 2043. The implicit interest rate, which determined the rental fee after fair value was amortized, was calculated at 6.55%, which is the benchmark interest rate announced from The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to Jiarun.

The leasing agreement for our hospital building contains the following provisions:

●	Rental payments of RMB7,000,000 (equivalent to $1,144,913) per year, payable at the beginning of September.

●	An option allowing the lessor to extend the lease for thirty years beyond the last renewal option exercised by the Company.

●	A guarantee by the Company that the lessor will realize $nil from selling the asset at the expiration of the lease This lease is a capital lease because its term (30 years) exceeds 75% of the building’s estimated economic life. In addition, the present value ($15,185,032) of the minimum lease payments exceeds 90% of the fair value of the building ($15,721,295).

●	Accumulated annual amounts resulting from applying an interesting rate 6.55% to the balance of the lease obligation at the beginning of each year. The lease obligation is increased by the amount of the prior year’s interest, the amount of the net rental payment at the beginning of each year; and this amount represents the guaranteed residual value at the end of the lease term.

On September 1, 2014, October 22, 2014, March 26, 2015, May 7, 2015, July 3, 2015, October 16, 2015, April 6, 2016, April 13, 2016, November 25, 2016 and April 5 2017 Jiarun entered into several lease agreements to lease medical equipment and an elevator from three lease finance companies, which are all unrelated third parties, for three to five-year periods, in which Jiarun is required to make monthly or quarterly payments toward the leases. The Company was also required to pay deposits up front, which deposits will later be offset against the last quarterly payment. The medical equipment and elevator will be transferred to Jiarun upon the completion of the agreement.

On March 25, 2019 Jiarun entered into a sale and leaseback agreement for the sale-leaseback of properties from Haitong Hengxin International Leasing Company Limited, with a collective net value of $2,870,312.

Operating lease

In August 2017 JHCC leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from August 2017, JHCC is committed to make lease payments of approximately $36,881 per year for 5 years. This office is used for outpatient services by 2nd Branch Hospital.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Right-of-Use Assets and Lease Liabilities (Continued)

In December 2017 JHCC leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from December 2017, JHCC is committed to make lease payments of approximately $68,128 per year for 5 years. This office is used by 1st Branch Company.

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company’s accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $18.3 million and $24.1 million, respectively, as of January 1, 2019.

As of March 31, 2019, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

March 31, 2019
Assets
Operating lease assets	$423,080
Finance lease assets	17,884,339
Total	$18,307,419
Liabilities
Current
Operating lease liabilities	164,241
Finance lease liabilities	3,981,850
Long-term
Operating lease liabilities	258,839
Finance lease liabilities	19,721,692
Total	$24,126,622

 The future minimum lease payments for annual capital lease obligation as of March 31, 2019 are as follows:

Year	Amounts
2019	$2,863,111
2020	2,127,609
2021	1,446,313
Thereafter	17,266,509
Total	$23,703,542

The Company recorded finance interest lease fees of $261,921 and $322,484 for the three months ended March 31, 2019 and 2018, respectively.

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2019	78,691
2020	115,679
2021	126,710
2022	102,000
423,080

The company has recorded operating lease expense of $31,291 and $26,737 for three months ended March 31, 2019 and 2018, respectively

At March 31, 2019 right-of-use assets, consist of:

	March 31, 2019 (Unaudited)
	Operating lease	Finance lease	Total
Lease assets	$445,470	$18,094,271	$18,539,741
Accumulated amortization	(22,390)	(209,932)	(232,322)
Total right-of-use assets, net	$423,080	$17,884,339	$18,307,419

The Company recorded finance lease amortization expense of $209,932 and $nil in depreciation and amortization for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, the amount of depreciation and amortization was $538,224, also included general property and equipment depreciation of $328,292.

The Company recorded operating lease expense of $28,163 and $nil for the three months ended March 31, 2019 and 2018, including operating lease amortization expense of $22,390 and $nil for the three months ended March 31, 2019 and 2018, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 9. Non-controlling Interests

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds a 70% equity interest in Jiarun as of March 31, 2019 and December 31, 2018.

As of March 31, 2019 and December 31, 2018, NCI on the consolidated balance sheet was $8,354,946 and $7,895,376, respectively, representing the 30% of Jiarun that is owned by Junsheng Zhang. For the three months ended March 31, 2019, the comprehensive income attributable to shareholders’ equity and NCI is $1,022,745 and $459,570 respectively. For the three months ended March 31, 2018, the comprehensive income attributable to shareholders’ equity and NCI is $2,003,906 and $857,721 respectively.

NOTE 10. Revenue

The Company’s revenue consists of pharmaceuticals sales and patient care revenue.

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Pharmaceuticals:
Western pharmaceuticals	$2,210,930	$2,159,439
Chinese medicine	364,710	433,217
Herbal medicine	238,908	115,390
Total pharmaceuticals	$2,814,548	$2,708,046

Patient services:
Medical consulting	$2,033,864	$2,091,465
Medical treatment	2,582,429	1,981,455
Others	141,262	19,111
Total patient services	$4,757,555	$4,092,031

	$7,572,103	$6,800,077

NOTE 11. Income Tax Expense

The Company uses the asset-liability method of accounting for income taxes prescribed by ASC 740 Income Taxes. The Company and its subsidiaries each file their taxes individually.

United States

JRSS is subject to the United States of America tax at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the periods presented, and its earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC.

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

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2019 the Company purchased Eligible Equipment for RMB 7.64 million, with $255,792 deferred income tax, creating differences between tax and GAAP.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 12. Related Party Transactions

The following is the list of the related parties with which the Group has had transactions:

(a) Junsheng Zhang, the Chairman of the Company

(b) Harbin Baiyi Real Estate Development Co., Ltd., owned by Junsheng Zhang

(c) Harbin Jiarun Pharmacy Co., Ltd., owned by Junsheng Zhang

(d) Heilongjiang Province Runjia Medical Equipment Company Limited, owned by Junsheng Zhang

(e) Jiarun Super Market Co., Ltd., owned by Junsheng Zhang

(f) Harbin Qi-run Pharmacy Limited, owned by Junsheng Zhang

(g) Yanhua Xing and Weiguang Song, the former shareholders of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Name of related parties	March 31, 2019	December 31, 2018
	(Unaudited)
Harbin Baiyi Real Estate Development Co., Ltd	$—	$99,811
Harbin Jiarun Pharmacy Co., Ltd	2,460	—
Junsheng Zhang	46,500	46,500
Yanhua Xing	2,450	2,450
Weiguang Song	1,050	1,050
	$52,460	$149,811

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to be paid.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
Name of related parties	2019	2018
	(Unaudited)
Harbin Jiarun Pharmacy Co., Ltd	$—	$1,211
Heilongjiang Province Runjia Medical Equipment Co., Ltd	7,972	1,614
Jiarun Super Market Co., Ltd.	40,422	39,042
Harbin Qi-run Pharmacy Co., Ltd	17,244	17,280
Junsheng Zhang	50,000	50,000
	$115,638	$109,147

Amount due to Harbin Jiarun Pharmacy Co., Ltd., Harbin Qi-run pharmacy Co., Ltd and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly for the balance for purchase of pharmaceuticals and medical material from these four companies.

Amounts due to Junsheng Zhang represented the balance paid by Mr. Zhang for the daily operation of the Company.

 JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 12. Related Party Transactions (Continued)

Related parties’ transactions

Purchase of pharmaceuticals and medical material from related parties consisted of the following for the periods indicated:

	For three months ended March 31,
Name of related parties	2019	2018
Harbin Jiarun Pharmacy Co., Ltd	$3,701	$57,828
Heilongjiang Province Runjia Medical Equipment Co., Ltd	7,619	1,683
Harbin Qi-run pharmacy Co., Ltd	—	1,019
	$11,320	$60,530

Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of March 31, 2019, the Company has balance of deposits for capital leases and capital lease obligations of $447,021 and $13,148,213 respectively. As of December 31, 2018, the Company has balance of deposits for capital leases and capital lease obligations of $477,656 and $14,271,606 respectively.

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

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$668,588	$1,419,979
Denominator:
Basic and diluted weighted-average number of shares outstanding	14,975,000	14,871,111
Net income per share:
Basic and diluted	$0.0446	$0.0955

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 14. Contingencies and Commitment

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency as of March 31, 2019 and December 31, 2018.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency as of March 31, 2019 and December 31, 2018.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 15. Subsequent Events

On April 26, 2019, the Company announced that its Board of Directors has declared a one-time 20% stock dividend for shareholders of record as of May 13, 2019. Each shareholder will receive 20 shares of stock for every 100 shares owned. The stock dividend will be issued on May 28, 2019.

The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Quarterly Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.    We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-Q. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The “Risk Factors” section in our Annual Report on Form 10-K describes factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in the Risk Factors section of our Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-Q.

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

Harbin Jiarun Hospital Co., Ltd Nanjing Road Branch (“NRB Hospital”) was established in Harbin in the Province of Heilongjiang of the People’s Republic of China (“PRC”) by Jiarun on October 30, 2017.

Harbin Jiarun Hospital Co., Ltd 2nd Branch (“2nd Branch Hospital”) was established in Harbin in the Province of Heilongjiang of the People’s Republic of China (“PRC”) by Jiarun on November 2, 2017.

Jiarun is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin. Jiarun specializes in the areas of Pediatrics, Dermatology, ENT, Traditional Chinese Pharmaceuticals (TCM), Ophthalmology, Internal Pharmaceuticals Dentistry, General Surgery, Rehabilitation Science, Gynecology and General Medical Services.

On November 20, 2013, Junsheng Zhang, the senior officer of Jiarun Hospital, established JRSIS Health Care Corporation, a Florida corporation (“JHCC” or the “Company”). On February 25, 2013, the officer of Jiarun Hospital established JRSIS Health Care Limited (“JHCL”), a wholly owned subsidiary of the Company, and on September 17, 2012, the officer of Jiarun Hospital established Runteng Medical Group Co., Ltd (“Runteng”), a wholly owned subsidiary of JHCL. Runteng, a Hong Kong registered Investment Company, holds a 70% ownership interest in Harbin Jiarun Hospital Company Ltd, a Heilongjiang registered company.

On December 20, 2013, the Company acquired 100% of the issued and outstanding capital stock of JRSIS Health Care Limited, a privately held Limited Liability Company registered in the British Virgin Islands, for 12,000,000 shares of our common stock. JHCL, through its wholly owned subsidiary, Runteng Medical Group Co., Ltd, holds majority ownership in Jiarun, a company duly incorporated, organized and validly existing under the laws of China. As the parent company, JHCC rely on Jiarun to conduct 100% of our businesses and operations.

We have two sources of patient revenues: in-patient service revenues and out-patient service revenues. In addition to provide services to our patients, we also sell pharmaceutical pharmaceuticals to our patients. Revenues from such sales are included in either our in-patient service revenues or our out-patient service revenues. Our revenues come from individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon local government established charges. Revenue from the sale of pharmaceuticals is recognized when it is both earned and realized. The Company’s policy is to recognize the sale of pharmaceuticals when the title of the pharmaceuticals, ownership and risk of loss have transferred to the purchasers, and collection of the sales proceeds is reasonably assured, all of which generally occur when the patient receives the pharmaceuticals. Patient service revenue is recognized when it is both earned and realized. The Company’s policy is to recognize patient service revenue when the medical service has been provided to the patient and collection of the revenue is reasonably assured.

Critical Accounting Policies and Management Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the quarter ended March 31, 2019, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results, as follows:

●	The determination, as set forth in Note 3 to our Financial Statements, that the $8,886,934 in accounts receivable as of March 31, 2019 warranted an allowance for doubtful accounts of only $24,959, despite representing over 29% of our annual revenue for 2018. Our determination was based on our review of the likelihood of recovery as well as the fact that we incurred no bad debts in either 2018 or 2017.

●	The determination to record depreciation of our property and equipment over an average useful life of approximately twenty years. The determination was based primarily on our expectation that the useful life of our hospital facilities would exceed thirty years, based on the experience of comparable facilities in our location.

Results of Operations for Three Months Ended March 31, 2019 and 2018

The following table shows key components of the results of operations during three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change
	2019	2018	$	%

Revenue:
Pharmaceuticals	$2,814,548	$2,708,046	$106,502	4%
Patient services	4,757,555	4,092,031	665,524	16%
Total revenue	7,572,103	6,800,077	772,026	11%
Operating costs and expenses:
Cost of pharmaceuticals sold	2,415,132	1,824,465	590,667	32%
Medical consumables	872,592	780,272	92,320	12%
Salaries and benefits	1,539,079	1,027,089	511,990	50%
Office supplies	389,360	210,500	178,860	85%
Vehicle expenses	81,935	31,009	50,926	164%
Utilities expenses	196,316	178,979	17,337	10%
Operating leases expense	28,163	26,737	1,426	5%
Advertising and promotion expenses	25,360	45	25,315	56256%
Professional fee	41,288	—	41,288	—%
Depreciation	538,224	381,849	156,375	41%
Total operating costs and expenses	6,127,449	4,460,945	1,666,504	37%
Earnings from operations before other income and income taxes	1,444,654	2,339,132	(894,478)	(38%)
Other (expenses) income	(231,475)	(310,010)	78,535	(25%)
Earnings from operations before income taxes	1,213,179	2,029,122	(815,943)	(40%)
Income tax	255,792	581	255,211	43926%
Net income	957,387	2,028,541	(1,071,154)	(53%)
Less: net income attributable to non-controlling interests	288,799	608,562	(319,763)	(53%)
Net income attributable to the Company	$668,588	$1,419,979	$(751,391)	(53%)
Comprehensive income:
Foreign currency translation adjustment	524,928	833,086	(308,158)	(37%)
Foreign currency translation adjustment attributable to non-controlling interests	170,771	249,159	(78,388)	(31%)
Foreign currency translation adjustment attributable to the Company	354,157	583,927	(229,770)	(39%)
Comprehensive income	$1,482,315	$2,861,627	$(1,379,312)	(48%)

Revenue

Operating revenue for three months ended March 31, 2019, which resulted primarily from pharmaceuticals (i.e. pharmaceuticals) revenue and patient services revenue, was $7,572,103, an increase of 11% as compared with the operating revenue of $6,800,077 for the three months ended March 31, 2018. Revenue from the sale of pharmaceuticals increased by 4%, which revenue from provision of patient services grew by 16%. The increase was primarily a result of the number of treated inpatients growing by 7.5% to 5227 patients, more than the 4862 patients treated in the first quarter of 2018.

Operating Costs and Expenses

Total operating costs and expenses were $6,127.449 for the three months ended March 31, 2019, an increase of $1,666,504 or 37% as compared to $4,460,945 for the first quarter of 2018. Since revenue increased by only 11% quarter- to- quarter, the 37% increase in operating costs and expenses caused a substantial reduction in the profitability of the Company’s operations. The primary components of the $1,666,504 increase in costs and expenses were:

●

$590,667 increase in cost of pharmaceuticals. Although sales of pharmaceuticals increased by only 4%, the cost of the pharmaceuticals sold increased by 32%. The increase was attributable to both Western pharmaceuticals and Chinese traditional medicines, and primarily reflects increases in the market price of those pharmaceuticals that we were unable to pass along to patients and their insurers due to government regulation and competitive factors. We cannot predict whether this disparity between costs and revenues will continue in future periods, as it will be determined in large part by government policy.

●	$511,990 increase in salaries and benefits, reflecting a $422,180 increase in salaries and $77,436 increase in social insurance expense. This 50% increase in our labor costs was primarily caused by the initiation of operations at our two new branch hospitals. The increase exceeded the revenue increase attributable to the hospitals, as we incurred labor costs in preparation for full scale operations.

●	$178,860 increase in office supplies, likewise primarily attributable to the expansion of our operations during 2019.

Income Taxes

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2019 the Company purchased Eligible Equipment for RMB 7.64million, with $255,792 deferred income tax, creating differences between tax and GAAP.

 Income from operations and net income

Income from Operations was $1,444,654 for the three months ended March 31, 2019, as compared with operating income of $2,339,132 for the three months ended March 31, 2018. After deducting other income and expenses as well as the provision for income tax, the Company’s net income for the three months ended March 31, 2019 was $957,387 representing a decrease of $1,071,154 or 53%, over $2,028,541 for the three months ended March 31, 2018. The decrease of income from operations and net income for the three months ended March 31, 2019 were primarily due to aforementioned changes in operating revenue and expenses.

Our net income was produced by Jiarun. Because we own only 70% of the equity interest in Jiarun (the other 30% being owned by our Chairman, Junsheng Zhang), we reduced our net income for the three months period ended March 31, 2019 and 2018 by an allocation to the “non-controlling interests” of $288,799 and $608,562, respectively, before recognizing net income attributable to the Company. After those allocations, our net income attributable to the Company for the three months ended March 31, 2019 and 2018 was $668,588 ($0.0446 per share) and $1,419,979 ($0.0955 per share), respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2019 and 2018, foreign currency translation adjustments of $524,928 (of which $170,771 was attributable to the non-controlling interest) and $833,086 (of which $249,150 was attributable to the non-controlling interest), respectively, have been reported as other comprehensive income in the consolidated statements of operations and comprehensive income.

Liquidity and Capital Resources

As of March 31, 2019, the Company had approximately $3,273,628 of cash and cash equivalents, an increase of $3,017,178 from our cash balance at December 31, 2018. The increase was primarily the result of our operating activities providing $3,034,007 of cash during the first quarter of 2019.

Our working capital at March 31, 2019 was $4,962,893, an increase of $153,608 from our $4,809,285 in working capital at December 31, 2018. The increase was primarily attributable to net increase in cash and cash equivalents incurred in the first quarter of 2019.

The primary non-cash component of our working capital at March 31, 2019 was accounts receivable totaling $8,861,975. This balance equaled 31% of our total revenue for 2018, more than our total revenue for the quarter ended March 31, 2019, and represented an 8% increase in accounts receivable from December 31, 2018 to March 31, 2019. Nevertheless, we have carefully examined our accounts receivable and believe that our allowance for doubtful accounts - $24,959 - is appropriate, given our strong relationships with our corporate customers (who are responsible for most of our accounts receivable) and the fact that we have recorded no bad debts in either 2019 or 2018.

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

Cash Flows and Capital Resources

Our cash flows for the first quarters of 2019 and 2018 are summarized below:

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	3,034,007	2,134,260
Net cash used in investing activities	(2,223,059)	(1,213,590)
Net cash provided by (used in) financing activities	2,182,360	(712,252)
Effect of exchange rate fluctuation on cash and cash equivalents	23,870	107,728
Net increase in cash and cash equivalents	3,017,178	316,146
Cash and cash equivalents, beginning of period	256,450	884,292
Cash and cash equivalents, ending of period	$3,273,628	$1,200,438

Net Cash Provided by Operating Activities

For the three months ended March 31, 2019, we had positive cash flow from operating activities of $3,034,007, an increase of $899,747 from the three months ended March 31, 2018. Cash flow from operations increased despite the $1,071,154 decrease in net income in the three months ended March 31, 2019 as a result of several factors, including:

●	Depreciation expense in the first quarter of 2019, which is a non-cash expense, was $538,224, an increase of $156,375 compare to the first quarter of 2018;

●	The Company utilized $875,152 of credits from prior prepayments during the first quarter of 2019, significantly more than was utilized in the first quarter of 2018;

●	The Company reduced its inventory balance by $248,792 during the first quarter of 2019, whereas it purchased additional inventory during the first quarter of 2018.

●	The Company increased its accounts payable balance by $476,760 during the first quarter of 2019, while also increasing its accrued expenses balance by $272,288.

Several of these items represent benefits from prepayments made in earlier periods or deferral to the future of expenses incurred during the first quarter of 2019, which indicates that the Company’s ability to generate cash during the first quarter of 2019 despite the reduction in its profitability may not be replicable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $2,223,059, compared to net cash used in investing activities of $1,123,590 for the three months ended March 31, 2018. The cash used in investing activities for the three months ended March 31, 2019, was mainly used for the purchase of medical equipment and an outpatient building.

Net Cash Provided by Financing Activities

Net cash generated from financing activities for the three months ended March 31, 2019 was $2,182,360, as compared to net cash used in financing activities of $712,252 for the three months ended March 31, 2018. The cash used in financing activities for the three months ended March 31, 2019 was mainly due to payment for finance lease of $913,812 and proceeds from finance lease $2,870,312, On March 25, 2019 Jiarun entered into a sale and leaseback agreement for the sale-leaseback of properties from Haitong Hengxin International Leasing Company Limited, with a collective net value of $2,870,312.

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

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2019. Based on this evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting us to material information required to be included in our periodic reports.

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

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered sales of equity securities
The Company did not effect any sales of unregistered securities during the first quarter of fiscal 2019.

(b) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

None,

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Lihua. Sun	Chief Executive Officer	May 15, 2019
Lihua. Sun	(Principal Executive Officer)

/s/ Xuewei. Zhang	Chief Financial Officer	May 15, 2019
Xuewei. Zhang	(Principal Financial and Accounting Officer)