Form 10-Q
period 2019-06-30
JRSIS HEALTH CARE Corp
filed 2019-09-20
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were outstanding 18,009,999 shares of the issuer’s common stock, par value $0.001 per share.

i

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the year ended December 31, 2019.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$553,710	$256,450
Accounts receivable, net	8,334,446	8,213,015
Inventories	892,758	1,163,845
Other receivables	30,835	7,590
Prepayments	1,873,647	1,826,214
Prepaid commitment fee	300,000	-
Amount due from related parties	-	149,811
Deferred expenses	291,613	291,104
Deposits for capital leases-current portion	259,843	72,700
Total current assets	12,536,852	11,980,729
Construction in progress	1,251,982	803,257
Property and equipment, net	21,548,255	37,723,969
Long term deferred expenses	1,084,521	1,238,455
Deposits for capital leases	690,107	720,306
Right-of-use assets	17,456,872	-
Total assets	$54,568,589	$52,466,716

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$5,364,485	$3,635,761
Notes payable	300,896	668,175
Deposits received	9,782	14,213
Amount due to related parties	438,447	109,147
Other payable	21,728	49,707
Deferred tax payable-current	-	107,365
Tax payable	-	41,156
Payroll payable	615,439	383,943
Lease obligation-current portion	2,854,614	2,161,977
Convertible note	557,189	-
Total current liabilities	10,162,580	7,171,444

Deferred tax payable	1,748,023	1,231,462
Lease obligation	14,467,116	19,380,209
Other capital lease payable	3,750,820	2,651,084
Warrant liabilities	76,645	-
Total liabilities	$30,205,184	$30,434,199

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 18,009,999 and 14,975,000 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	18,010	14,975
Additional Paid-in capital	15,402,240	2,191,363
Retained earnings	1,323,330	12,913,912
Other comprehensive income	(1,009,412)	(983,109)
Total shareholders’ equity of the Company	15,734,168	14,137,141
Non-controlling interest	8,629,237	7,895,376
Total shareholders’ equity	24,363,405	22,032,517
Total liabilities and shareholders’ equity	$54,568,589	$52,466,716

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue:
Pharmaceuticals	$2,588,342	$2,780,456	$5,402,890	$5,488,502
Patient services	4,983,328	4,244,114	9,740,883	8,336,145
Total revenue	7,571,670	7,024,570	15,143,773	13,824,647
Operating costs and expenses:
Cost of pharmaceuticals sold	1,954,968	1,929,477	4,370,100	3,753,942
Medical consumables	995,947	959,763	1,868,539	1,740,035
Salaries and benefits	1,567,344	1,075,962	3,106,423	2,103,051
Office supplies	290,705	168,869	680,065	379,369
Vehicle expenses	76,142	35,223	158,077	66,232
Utilities expenses	101,334	82,851	297,650	261,830
Rentals and leases	28,589	26,654	56,752	53,391
Advertising and promotion expenses	1,105	15,677	26,465	15,722
Interest expense	311,493	279,292	537,353	585,296
Professional fee	63,627	-	104,915	-
Loss of fair value of convertible notes	275,189	-	275,189	-
Warrant expense	76,645	-	76,645	-
Depreciation	554,355	400,331	1,092,579	782,180
Total operating costs and expenses	6,297,443	4,974,099	12,650,752	9,741,048
Earnings from operations before other income and income taxes	1,274,227	2,050,471	2,493,021	4,083,599
Other income (expenses)	(3,753)	(4,431)	(9,368)	(8,437)
Earnings from operations before income taxes	1,270,474	2,046,040	2,483,653	4,075,162
Income tax	160,042	4,055	415,834	4,636
Net income	1,110,432	2,041,985	2,067,819	4,070,526
Less: net income attributable to non-controlling interests	455,690	612,596	744,489	1,221,158
Net income attributable to the Company	$654,742	$1,429,389	$1,323,330	$2,849,368
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(181,399)	(342,843)	(10,628)	(93,684)
Foreign currency translation adjustment attributable to the Company	(380,460)	(951,198)	(26,303)	(367,271)
Comprehensive income	$548,573	$747,944	$2,030,888	$3,609,571
Less: Comprehensive income attributable to non-controlling interests	274,291	269,753	733,861	1,127,474
Comprehensive income attributable to the Company	$274,282	$478,191	$1,297,027	$2,482,097

Basic earnings per share	$0.0407	$0.0955	$0.0852	$0.1910
Diluted earnings per share	0.0407	$0.0955	$0.0852	$0.1910
Weighted average number of shares outstanding (Basic)	16,086,944	14,968,757	15,530,972	14,921,354
Weighted average number of shares outstanding (Diluted)	16,096,658	14,968,757	15,535,829	14,921,354

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2017	14,835,000	$14,835	$10,920,942	$(93,520)	$2,051,503	$7,339,043	$20,232,803
Net income	-	-	1,419,979	-	-	608,562	2,028,541
Shares issued	130,000	130			129,870		130,000
Foreign currency translation adjustment	-	-	-	583,927	-	249,159	833,086
Balance at March 31, 2018	14,965,000	$14,965	$12,340,921	$490,407	$2,181,373	$8,196,764	$23,224,430

Net income	-	-	1,429,389	-	-	612,596	2,041,985
Foreign currency translation adjustment	-	-	-	(951,198)	-	(342,843)	(1,294,041)
Shares issued	10,000	10	-	-	9,990	-	10,000
Balance at June 30, 2018	14,975,000	$14,975	$13,770,310	$(460,791)	$2,191,363	$8,466,517	$23,982,374

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2018	14,975,000	$14,975	$12,913,912	$(983,109)	$2,191,363	$7,895,376	$22,032,517
Net income	-	-	668,588	-	-	288,799	957,387
Foreign currency translation adjustment	-	-	-	354,157	-	170,771	524,928
Balance at March 31, 2019	14,975,000	$14,975	$13,582,500	$(628,952)	$2,191,363	$8,354,946	$23,514,832

Net income	-	-	654,742	-	-	455,690	1,110,432
Foreign currency translation adjustment	-	-	-	(380,460)	-	(181,399)	(561,859)
Stock dividend	2,994,999	2,995	(12,913,912)	-	12,910,917	-	-
Shares issued	40,000	40	-	-	299,960	-	300,000
Balance at June 30, 2019	18,009,999	18,010	1,323,330	(1,009,412)	15,402,240	8,629,237	24,363,405

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$2,067,819	$4,070,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,092,579	782,180
Prepaid commitment expense	300,000	-
Loss of fair value of convertible notes	275,189	-
Warrant expense	76,645	-
Changes in operating assets and liabilities:
Accounts receivable, net	(108,366)	(2,600,389)
Inventories	276,410	(217,578)
Amount due from related parties	151,394	255,963
Prepayments and other current assets	70,149	75,110
Accounts payable	1,371,049	837,887
Amount due to related parties	349,966	65,890
Deposits received	(4,510)	1,849
Accrued expenses and other current liabilities	559,060	(496,907)
Net cash provided by operating activities	6,477,384	2,774,531

Cash Flows From Investing Activities
Purchases of property and equipment	(2,164,457)	(2,105,744)
Prepayment for property and equipment acquisition	(141,698)	(54,059)
Payment of Construction in progress	(452,709)	(655,417)
Net cash (used in) investing activities	(2,758,864)	(2,815,220)

Cash Flows From Financing Activities
Proceeds from shareholders	-	144,246
Payments of finance lease obligations	(6,870,433)	(1,371,672)
Interest expense	537,353	585,296
Derivative Financial Instruments	282,000	-
Short-term bank loan	-	(2,234)
Proceeds from finance lease	2,931,514	-
Non-cash issuance of common stock	(300,000)	-
Net cash (used in) financing activities	(3,419,566)	(644,364)

Effect of exchange rate fluctuation on cash and cash equivalents	(1,694)	124,555
Net increase in cash and cash equivalents	297,260	(560,498)

Cash and cash equivalents, beginning of period	256,450	884,292
Cash and cash equivalents, ending of period	$553,710	$323,794

Supplemental disclosure of cash flow information
Cash paid for income taxes	(415,834)	(4,636)
Cash paid for interest	(537,353)	(585,296)

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

The exchange rates used for foreign currency translation are as follows:

For six months ended June 30,
		2019	2018
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.8656 / 7.8119	6.6198 / 7.8463
Revenue and expenses	period average	6.7839 / 7.8426	6.3681 / 7.8378

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For six months ended June 30, 2019 and 2018, no customer accounted for more than 10% of net revenue. As of June 30, 2019, and December 31, 2018, 3 and 3 customers accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at June 30, 2019	Fair Value Measurement at June 30, 2019
		Level 1	Level 2	Level 3
Convertible Note	$557,189	$-	$-	$557,189
Warrant liability	$76,645	$-	$-	$76,645

A summary of changes in Warrant liability for the period ended June 30, 2019 was as follows:

Balance at January 1, 2019	$-
Issuance of warrants on May 30, 2019	77,995
Change in fair value of warrant liability	(1,350)
Balance at June 30, 2019	76,645

The fair value of the outstanding warrants was calculated using the Binomial Option Pricing Model with the following assumptions at inception and on subsequent valuation date:

Warrants	June 30, 2019
Market price per share (USD/share)	$7.50
Exercise price (USD/share)	10.00
Risk free rate	1.737%
Dividend yield	0%
Expected term/Contractual life (years)	4.92
Expected volatility	50.08%

A summary of changes in Convertible Note for the period ended June 30, 2019 was as follows:

Balance at January 1, 2019	$-
Issuance of Convertible Note on May 30, 2019	282,000
Fair value loss on issuance of convertible notes	288,889
Change in fair value of convertible notes	(13,700)
Balance at June 30, 2019	557,189

The fair value of the outstanding Convertible Note was calculated using the Binomial Option Pricing Model with the following assumptions at inception and on subsequent valuation date:

Convertible Note	June 30, 2019
Market price per share (USD/share)	$7.50
Exercise price (USD/share)	60% on market price
Risk free rate	2.02%
Dividend yield	0%
Expected term/Contractual life (years)	0.42
Expected volatility	48%

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

R. Recently adopted accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2019-01, Leases (Topic 842): Codification Improvements. The new ASU aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied.

The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities.

Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard.

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

NOTE 3. Accounts Receivable, Net

	June 30	December 31
	2019	2018
	(Unaudited)
Accounts receivable	$8,358,843	$8,237,369
Less: allowance for doubtful debts	24,397	24,354
	$8,334,446	$8,213,015

The Company experienced nil bad debts during six months ended June 30, 2019 and 2018.

NOTE 4. Inventories

At June 30, 2019 and December 31, 2018, inventories consist of the following:

	June 30	December 31
	2019	2018
	(Unaudited)
Western pharmaceuticals	$496,803	$809,499
Chinese herbal medicine	34,733	29,796
Medical material	357,697	321,477
Other material	3,525	3,073
	$892,758	$1,163,845

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 5. Prepayment

At June 30, 2019 and December 31, 2018 prepayment consists of the following:

	June 30	December 31
	2019	2018
	(Unaudited)
Deposits on medical equipment	$1,407,703	$1,297,411
Heating fees	-	135,035
Others	465,944	393,768
	$1,873,647	$1,826,214

NOTE 6. Property and Equipment

At June 30, 2019 and December 31, 2018, property and equipment, at cost, consist of:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Transportation equipment	$1,174,428	$1,000,303
Medical equipment	16,585,940	15,001,892
Electrical equipment	1,682,862	1,649,229
Office equipment and others	926,866	813,635
Buildings	24,053,766	24,011,797
Software	171,999	138,366
Total fixed assets at cost	44,595,861	42,615,222
Accumulated depreciation	(5,979,379)	(4,891,253)
Reclass to Right-of-use assets	(17,068,227)	-
Total fixed assets, net	$21,548,255	$37,723,969

The Company recorded depreciation expense of $554,355 and $400,331, $1,092,579 and $782,180 for the three and six months ended June 30, 2019 and 2018, respectively.

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

The current portion of the prepaid consulting fee was recorded as deferred expenses of $291,613 and $291,104 as of June 30, 2019 and December 31, 2018. The long-term deferred expenses were $1,084,521 and $1,238,455 as of June 30, 2019 and December 31, 2018.

The Company recorded consulting fee of $16,534 and $17,685 for the three months ended June 30, 2019 and 2018, and decoration fees of $40,117 and $33,144 for the three months ended June 30, 2019 and 2018, respectively.

 The Company recorded consulting fee of $33,254 and $35,425 for the six months ended June 30, 2019 and 2018, and decoration fees of $114,308 and $33,144 for the six months ended June 30, 2019 and 2018, respectively.

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

On May 7, 2015, July 3, 2015, October 16, 2015, April 6, 2016, November 25, 2016, April 5 2017 and May 25, 2019 Jiarun entered into several lease agreements to lease medical equipment and an elevator from three lease finance companies, which are all unrelated third parties, for three to five-year periods, in which Jiarun is required to make monthly or quarterly payments toward the leases. The Company was also required to pay deposits up front, which deposits will later be offset against the last quarterly payment. The medical equipment and elevator will be transferred to Jiarun upon the completion of the agreement.

On March 25, 2019 Jiarun entered into a sale and leaseback agreement for the sale-leaseback of properties from Haitong Hengxin International Leasing Company Limited, with a collective net value of $2,963,067.

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

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company’s accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $17.5 million and $17.3 million, respectively, as of June 30, 2019.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Right-of-Use Assets and Lease Liabilities (Continued)

As of June 30, 2019, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

June 30, 2019
Assets
Operating lease assets	$388,645
Finance lease assets	17,068,227
Total	$17,456,872
Liabilities
Current
Operating lease liabilities	107,190
Finance lease liabilities	2,747,424
Long-term
Operating lease liabilities	281,455
Finance lease liabilities	14,185,661
Total	$17,321,730

The future minimum lease payments for annual capital lease obligation as of June 30, 2019 are as follows:

Year	Amounts
2019	$1,678,359
2020	2,276,516
2021	1,484,796
Thereafter	11,493,414
Total	$16,933,085

The Company recorded finance interest lease fees of $319,073 and $312,321 for the three months ended June 30, 2019 and 2018, and recorded finance interest lease fees of $580,994 and $634,805 for the six months ended June 30, 2019 and 2018, respectively.

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2019	52,005
2020	113,076
2021	123,858
2022	99,706
388,645

The company has recorded operating lease expense of $28,589 and $26,654 for three months ended June 30, 2019 and 2018, and recorded operating lease expense of $56,752 and $53,391 for six months ended June 30, 2019 and 2018 respectively

At June 30, 2019 right-of-use assets, consist of:

	June 30, 2019 (Unaudited)
	Operating lease	Finance lease	Total
Lease assets	$439,075	$17,606,451	$18,045,526
Accumulated amortization	(50,430)	(538,224)	(588,654)
Total right-of-use assets, net	$388,645	$17,068,227	$17,456,872

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Right-of-Use Assets and Lease Liabilities (Continued)

The Company recorded finance lease amortization expense of $538,224 and $nil in depreciation and amortization for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, the amount of depreciation and amortization was $1,092,579, also included general property and equipment depreciation of $554,355.

The Company recorded operating lease expense of $56,752 and $nil for the six months ended June 30, 2019 and 2018, including operating lease amortization expense of $50,430 and $nil for the six months ended June 30, 2019 and 2018, respectively.

NOTE 9. Derivative Financial Instruments

Derivative Financial Instruments

The Company adopted the provisions of ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Debt derivatives – In May 2019, the Company issued a convertible promissory note to Labrys Fund, LP. The Note is convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives relating to certain anti-dilutive (reset) provisions in the note. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and record the change in fair value as of each subsequent reporting date.

At December 31, 2018, the Company had no debt derivatives. At June 30, 2019, the Company marked to market the fair value of the debt derivatives and determined a fair value of $557,189. The Company recorded a loss from change in fair value of debt derivatives of $275,189 for the six months ended June 30, 2019. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 48%, (3) weighted average risk-free interest rate of 2.02% (4) expected life of 0.42 year, and (5) the quoted market price of the Company’s common stock at each valuation date.

Warrant liabilities – The Company issued a common stock purchase warrant (the “warrant”) to purchase 28,200 shares of the registrant’s common stock to warrants Labrys Fund, LP. These warrants contain certain reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date (issuance date) and to fair value as of each subsequent reporting date.

At June 30, 2019, the Company marked to market the fair value of the warrant liability and determined a fair value of $76,645. The Company recorded a loss from change in fair value of warrant liability of $76,645 for the six months ended June 30, 2019. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 50.08%, (3) weighted average risk-free interest rate of 1.737% (4) expected life of 4.92 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 10. Non-controlling Interests

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds a 70% equity interest in Jiarun as of June 30, 2019 and December 31, 2018.

As of June 30, 2019 and December 31, 2018, NCI on the consolidated balance sheet was $8,629,237 and $7,895,376, respectively, representing the 30% of Jiarun that is owned by Junsheng Zhang.

For the three months ended June 30, 2019, the comprehensive income attributable to shareholders’ equity and NCI is $274,282 and $274,291 respectively. For the six months ended June 30, 2019, the comprehensive income attributable to shareholders’ equity and NCI is $1,297,027 and $733,861, respectively.

For the three months ended June 30, 2018, the comprehensive income attributable to shareholders’ equity and NCI is $478,191 and $269,753 respectively. For the six months ended June 30, 2018, the comprehensive income attributable to shareholders’ equity and NCI is $2,482,097 and $1,127,474, respectively.

NOTE 11. Revenue

The Company’s revenue consists of pharmaceuticals sales and patient care revenue.

	Three Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Pharmaceuticals:
Western pharmaceuticals	$2,028,354	$2,143,379
Chinese medicine	328,280	425,793
Herbal medicine	231,708	211,284
Total pharmaceuticals	$2,588,342	$2,780,456

Patient services:
Medical consulting	$2,430,745	$2,011,281
Medical treatment	2,280,302	2,234,658
Others	272,281	(1,825)
Total patient services	$4,983,328	$4,244,114

	$7,571,670	$7,024,570

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Pharmaceuticals:
Western pharmaceuticals	$4,239,284	$4,302,818
Chinese medicine	692,990	859,010
Herbal medicine	470,616	326,674
Total pharmaceuticals	$5,402,890	$5,488,502

Patient services:
Medical consulting	$4,464,609	$4,102,746
Medical treatment	4,862,731	4,216,113
Others	413,543	17,286
Total patient services	$9,740,883	$8,336,145

	$15,143,773	$13,824,647

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

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2019 the Company purchased Eligible Equipment for RMB 12.87 million, with $415,834 deferred income tax, creating differences between tax and GAAP.

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

(c) Harbin Jiarun Pharmacy Co., Ltd., owned by Junsheng Zhang

(d) Heilongjiang Province Runjia Medical Equipment Company Limited, owned by Junsheng Zhang

(e) Jiarun Super Market Co., Ltd., owned by Junsheng Zhang

(f) Harbin Qi-run Pharmacy Limited, owned by Junsheng Zhang

(g) Yanhua Xing and Weiguang Song, the former shareholders of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Name of related parties	June 30, 2019	December 31, 2018
	(Unaudited)
Harbin Baiyi Real Estate Development Co., Ltd	$-	$99,811
Junsheng Zhang	-	46,500
Yanhua Xing	-	2,450
Weiguang Song	-	1,050
	$-	$149,811

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to be paid.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
Name of related parties	2019	2018
	(Unaudited)
Harbin Jiarun Pharmacy Co., Ltd	$11,114	$1,211
Heilongjiang Province Runjia Medical Equipment Co., Ltd	6,773	1,614
Jiarun Super Market Co., Ltd.	39,570	39,042
Harbin Qi-run Pharmacy Co., Ltd	16,856	17,280
Junsheng Zhang	364,134	50,000
	$438,447	$109,147

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. Related Party Transactions (Continued)

Related parties’ transactions

Purchase of pharmaceuticals and medical material from related parties consisted of the following for the periods indicated:

	For six months ended June 30,
Name of related parties	2019	2018
Harbin Jiarun Pharmacy Co., Ltd	$55,337	$125,824
Heilongjiang Province Runjia Medical Equipment Co., Ltd	7,577	6,197
Harbin Qi-run pharmacy Co., Ltd	-	13,326
	$62,914	$145,347

Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of June 30, 2019, the Company has balance of deposits for capital leases and capital lease obligations of $436,961 and $12,170,609 respectively. As of December 31, 2018, the Company has balance of deposits for capital leases and capital lease obligations of $477,656 and $14,271,606 respectively.

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

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$1,323,330	$2,849,368
Denominator:
Basic weighted-average number of shares outstanding	15,530,972	14,921,354
Diluted weighted-average number of shares outstanding	15,535,829	14,921,354
Net income per share:
Basic	$0.0852	$0.1910
Diluted	0.0852	0.1910

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 15. Contingencies and Commitment

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency as of June 30, 2019 and December 31, 2018.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency as of June 30, 2019 and December 31, 2018.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 16. Subsequent Events

On July 28, 2019, Jiarun’s beauty center started to operate. The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.    We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-Q. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The “Risk Factors” section in our Annual Report on Form 10-K describes factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in the Risk Factors section of our Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-Q.

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

On December 20, 2013, the Company acquired 100% of the issued and outstanding capital stock of JRSIS Health Care Limited, a privately held Limited Liability Company registered in the British Virgin Islands, for 12,000,000 shares of our common stock. JHCL, through its wholly owned subsidiary, Runteng Medical Group Co., Ltd, holds majority ownership in Jiarun, a company duly incorporated, organized and validly existing under the laws of China. As the parent company, JHCC relies on Jiarun to conduct 100% of our businesses and operations.

We have two sources of patient revenues: in-patient service revenues and out-patient service revenues. In addition to provide services to our patients, we also sell pharmaceuticals to our patients. Revenues from such sales are included in either our in-patient service revenues or our out-patient service revenues. Our revenues come from individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon local government established charges. Revenue from the sale of pharmaceuticals is recognized when it is both earned and realized. The Company’s policy is to recognize the sale of pharmaceuticals when the title to the pharmaceuticals, ownership and risk of loss have transferred to the purchasers, and collection of the sales proceeds is reasonably assured, all of which generally occur when the patient receives the pharmaceuticals. Patient service revenue is recognized when it is both earned and realized. The Company’s policy is to recognize patient service revenue when the medical service has been provided to the patient and collection of the revenue is reasonably assured.

Critical Accounting Policies and Management Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the quarter ended June 30, 2019, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results, as follows:

●	The determination, as set forth in Note 3 to our Financial Statements, that the $8,334,446 in accounts receivable as of June 30, 2019 warranted an allowance for doubtful accounts of only $24,397, despite representing over 29% of our annual revenue for 2018. Our determination was based on our review of the likelihood of recovery as well as the fact that we incurred no bad debts in either 2018 or 2017.

●	The determination to record depreciation of our property and equipment over an average useful life of approximately twenty years. The determination was based primarily on our expectation that the useful life of our hospital facilities would exceed thirty years, based on the experience of comparable facilities in our location.

Results of Operations for Three Months Ended June 30, 2019 and 2018

The following table shows key components of the results of operations during three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Change
	2019	2018	$	%

Revenue:
Pharmaceuticals	$2,588,342	$2,780,456	$(192,114)	(7)%
Patient services	4,983,328	4,244,114	739,214	17%
Total revenue	7,571,670	7,024,570	547,100	8%
Operating costs and expenses:
Cost of pharmaceuticals sold	1,954,968	1,929,477	25,491	1%
Medical consumables	995,947	959,763	36,184	4%
Salaries and benefits	1,567,344	1,075,962	491,382	46%
Office supplies	290,705	168,869	121,836	72%
Vehicle expenses	76,142	35,223	40,919	116%
Utilities expenses	101,334	82,851	18,483	22%
Rentals and leases	28,589	26,654	1,935	7%
Advertising and promotion expenses	1,105	15,677	(14,572)	(93)%
Interest expense, net	311,493	279,292	32,201	12%
Loss of fair value of convertible notes	275,189	-	275,189	n/a %
Warrant expense	76,645	-	76,645	n/a %
Professional fee	63,627	-	63,627	n/a %
Depreciation	554,355	400,331	154,024	38%
Total operating costs and expenses	6,297,443	4,974,099	1,323,344	27%
Earnings from operations before other income and income taxes	1,274,227	2,050,471	(776,244)	(38)%
Other income	(3,753)	(4,431)	678	(15)%
Earnings from operations before income taxes	1,270,474	2,046,040	(775,566)	(38)%
Income tax	160,042	4,055	155,987	3847%
Net income	1,110,432	2,041,985	(931,553)	(46)%
Less: net income attributable to non-controlling interests	455,690	612,596	(156,906)	(26)%
Net income attributable to the Company	$654,742	$1,429,389	$(774,647)	(54)%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(181,399)	(342,843)	161,444	(47)%
Foreign currency translation adjustment attributable to the Company	(380,460)	(951,198)	570,738	(60)%
Comprehensive income	$548,573	$747,944	$199,371	(27)%

Results of Operations for the six months Ended June 30, 2019 and 2018

The following table shows key components of the results of operations during six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Change
	2019	2018	$	%

Revenue:
Pharmaceuticals	$5,402,890	$5,488,502	$(85,612)	(2)%
Patient services	9,740,883	8,336,145	1,404,738	17%
Total revenue	15,143,773	13,842,647	1,319,126	10%
Operating costs and expenses:
Cost of pharmaceuticals sold	4,370,100	3,753,942	616,158	16%
Medical consumables	1,868,539	1,740,035	128,504	7%
Salaries and benefits	3,106,423	2,103,051	1,003,372	48%
Office supplies	680,065	379,369	300,696	79%
Vehicle expenses	158,077	66,232	91,845	139%
Utilities expenses	297,650	261,830	35,820	14%
Rentals and leases	56,752	53,391	3,361	6%
Advertising and promotion expenses	26,465	15,722	10,743	68%
Interest expense, net	537,353	585,296	(47,943)	(8)%
Loss of fair value of convertible notes	275,189	-	275,189	n/a %
Warrant expense	76,645	-	76,645	n/a %
Professional fee	104,915	-	104,915	n/a %
Depreciation	1,092,579	782,180	310,399	40%
Total operating costs and expenses	12,650,752	9,741,048	2,909,704	30%
Earnings from operations before other income and income taxes	2,493,021	4,083,599	(1,590,578)	(39)%
Other income (expenses)	(9,368)	(8,437)	(931)	11%
Earnings from operations before income taxes	2,483,653	4,075,162	(1,591,509)	(39)%
Income tax	415,834	4,636	411,198	8870%
Net income	2,067,819	4,070,526	(2,002,707)	(49)%
Less: net income attributable to non-controlling interests	744,489	1,221,158	(476,669)	(39)%
Net income attributable to the Company	$1,323,330	$2,849,368	$(1,526,038)	(54)%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(10,628)	(93,684)	83,056	(89)%
Foreign currency translation adjustment attributable to the Company	(26,303)	(367,271)	340,968	(93)%
Comprehensive income	$2,030,888	$3,609,571	$(1,578,683)	(44)%

Revenue

Operating revenue for three and six months ended June 30, 2019, which resulted primarily from pharmaceuticals (i.e. pharmaceuticals) revenue and patient services revenue, were $7,571,670 and $15,143,773, an increase of 8% as compared with the operating revenue of $7,024,570 for the three months ended June 30, 2018, and an increase of 10% as compared with the operating revenue of $13,842,647 for the six months ended June 30, 2018. The increase was primarily a result of the number of treated inpatients growing by 3% to 10229 inpatients, more than the 9956 inpatients treated in the first half year of 2018.

Operating Costs and Expenses

Total operating costs and expenses were $6,297,443 and $12,650,752 for the three and six months ended June 30, 2019, an increase of $1,323,344 or 27% as compared to $4,974,099 for the second quarter of 2018, and an increase of $2,909,704 or 30% as compared to $9,741,048 for the first half year of 2018. Since revenue increased by only 10% Semi-annual- to- Semi-annual, the 30% increase in operating costs and expenses caused a substantial reduction in the profitability of the Company’s operations. The primary components of the $2,909,704 increase in costs and expenses during the six months ended June 30, 2019 were:

●	$616,158 increase in cost of pharmaceuticals. Although sales of pharmaceuticals decreased by 2%, the cost of the pharmaceuticals sold increased by 16%. The increase was attributable to both Western pharmaceuticals and Chinese traditional medicines, and primarily reflects increases in the market price of those pharmaceuticals that we were unable to pass along to patients and their insurers due to government regulation and competitive factors. We cannot predict whether this disparity between costs and revenues will continue in future periods, as it will be determined in large part by government policy.

●	$1,003,372 increase in salaries and benefits, reflecting a $655,474 increase in salaries and $108,242 increase in social insurance expense. This 48% increase in our labor costs was primarily caused by the initiation of operations at our two new branch hospitals. The increase exceeded the revenue increase attributable to the hospitals, as we incurred labor costs in preparation for full scale operations.

●	$300,696 increase in office supplies, likewise primarily attributable to the expansion of our operations during 2019.

Income Taxes

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2019 the Company purchased Eligible Equipment for RMB 12.87 million, with $415,834 deferred income tax, creating differences between tax and GAAP.

Income from operations and net income

Income from Operations was $2,493,021 for the six months ended June 30, 2019, as compared with operating income of $4,083,599 for the six months ended June 30, 2018. After deducting other income and expenses as well as the provision for income tax, the Company’s net income for the six months ended June 30, 2019 was $2,067,819 representing a decrease of $2,002,707 or 49%, over $4,070,526 for the six months ended June 30, 2018. The decrease of income from operations and net income for the six months ended June 30, 2019 were primarily due to aforementioned changes in operating revenue and expenses.

Our net income was produced by Jiarun. Because we own only 70% of the equity interest in Jiarun (the other 30% being owned by our Chairman, Junsheng Zhang), we reduced our net income for the six months period ended June 30, 2019 and 2018 by an allocation to the “non-controlling interests” of $744,489 and $1,221,158, respectively, before recognizing net income attributable to the Company. After those allocations, our net income attributable to the Company for the six months ended June 30, 2019 and 2018 was $1,323,330 ($0.0852 per share) and $2,849,368 ($0.1910 per share), respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended June 30, 2019 and 2018, foreign currency translation adjustments of $36,931 (of which $10,628 was attributable to the non-controlling interest) and $(460,955) (of which $(93,684) was attributable to the non-controlling interest), respectively, have been reported as other comprehensive income in the consolidated statements of operations and comprehensive income.

Liquidity and Capital Resources

As of June 30, 2019, the Company had approximately $553,710 of cash and cash equivalents, an increase of $297,260 from our cash balance at December 31, 2018. The increase was primarily the result of our operating activities providing $6,177,384 of cash during the first half year of 2019.

Our working capital at June 30, 2019 was $2,374,272, a decrease of $2,435,013 from our $4,809,285 in working capital at December 31, 2018. The decrease was primarily attributable to net increase in accounts payable incurred in the first half year of 2019.

The primary non-cash component of our working capital at June 30, 2019 was accounts receivable totaling $8,334,446. This balance equaled 29% of our total revenue for 2018, more than our total revenue for the quarter ended June 30, 2019, and represented a 1% increase in accounts receivable from December 31, 2018 to June 30, 2019. Nevertheless, we have carefully examined our accounts receivable and believe that our allowance for doubtful accounts - $24,397 - is appropriate, given our strong relationships with our corporate customers (who are responsible for most of our accounts receivable) and the fact that we have recorded no bad debts in either 2019 or 2018.

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

Cash Flows and Capital Resources

Our cash flows for the first half year of 2019 and 2018 are summarized below:

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	6,477,384	2,774,531
Net cash used in investing activities	(2,758,864)	(2,815,220)
Net cash used in financing activities	(3,419,566)	(664,364)
Effect of exchange rate fluctuation on cash and cash equivalents	(1,694)	124,555
Net increase in cash and cash equivalents	297,260	(560,498)
Cash and cash equivalents, beginning of period	256,450	884,292
Cash and cash equivalents, ending of period	$553,710	$323,794

Net Cash Provided by Operating Activities

For the six months ended June 30, 2019, we had positive cash flow from operating activities of $6,477,384, an increase of $3,702,583 from $2,774,531 for the six months ended June 30, 2018. Cash flow from operations increased despite the $2,002,707 decrease in net income in the six months ended June 30, 2019 as a result of several factors, including:

●	During the six months ended June 30, 2018 the Company's accounts receivable balance increased by $2,600,389, whereas the accounts receivable balance increased by only $108,366 during the six months ended June 30, 2019;

●	Depreciation expense in the first half year of 2019, which is a non-cash expense, was $1,092,579, an increase of $310,399 compare to the first half year of 2018;

●	The Company reduced its inventory balance by $276,410 during the first half year of 2019, whereas it purchased additional inventory during the first half year of 2018.

●	The Company increased its accounts payable balance by $1,371,049 during the first half year of 2019, while also inclusive an increasing its accrued expenses balance by $559,060; during the six months ended June 30, 2018 accounts payable increased by only $837,887 and accrued expenses decreased by $496,907.

Several of these items represent benefits from prepayments made in earlier periods or deferral to the future of expenses incurred during the first half year of 2019, which indicates that the Company’s ability to generate cash during the first half year of 2019 despite the reduction in its profitability may not be replicable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $2,758,864, compared to net cash used in investing activities of $2,815,220 for the six months ended June 30, 2018. The cash used in investing activities for the six months ended June 30, 2019  and the six months ended June 30, 2018 was mainly used for the purchase of medical equipment and an outpatient building.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2019 was $3,419,566, as compared to net cash used in financing activities of $644,364 for the six months ended June 30, 2018. The cash used in financing activities for the six months ended June 30, 2019 was mainly due to payment for finance lease of $6,870,433. This was partially offset by proceeds from finance lease of $2,931,514 because, on March 25, 2019 Jiarun entered into a sale and leaseback agreement for the sale-leaseback of properties from Haitong Hengxin International Leasing Company Limited, with a collective net value of $2,963,067.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2019. Based on this evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting us to material information required to be included in our periodic reports.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

The Company did not effect any sales of unregistered securities during the second quarter of fiscal 2019.

(b) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of 2019.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Lihua. Sun	Chief Executive Officer	September 20, 2019
Lihua. Sun	(Principal Executive Officer)

/s/ Xuewei. Zhang	Chief Financial Officer	September 20, 2019
Xuewei. Zhang	(Principal Financial and Accounting Officer)