Form 10-Q
period 2019-09-30
JRSIS HEALTH CARE Corp
filed 2019-11-13
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-56013

JRSIS HEALTH CARE CORPORATION.

(Exact name of Registrant as specified in its charter)

Florida	46-4562047
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

No. 38 South Street

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

As of the date of filing of this report, there were outstanding 17,975,999 shares of the issuer’s common stock, par value $0.001 per share.

i

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the year ended December 31, 2019.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,009,185	$256,450
Accounts receivable, net	7,342,050	8,213,015
Inventories	1,214,664	1,163,845
Other receivables	43,164	7,590
Prepayments	1,040,645	1,826,214
Prepaid commitment fee	300,000	-
Amount due from related parties	-	149,811
Deferred expenses	280,472	291,104
Deposits for capital leases-current portion	249,916	72,700
Total current assets	12,480,096	11,980,729
Construction in progress	1,890,860	803,257
Property and equipment, net	21,764,088	37,723,969
Long term deferred expenses	968,022	1,238,455
Deposits for capital leases	663,743	720,306
Right-of-use assets	16,049,885	-
Total assets	$53,816,694	$52,466,716

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$3,129,650	$3,635,761
Notes payable	408,446	668,175
Deposits received	6,831	14,213
Amount due to related parties	2,701,097	109,147
Other payable	26,769	49,707
Deferred tax payable-current	-	107,365
Tax payable	-	41,156
Payroll payable	416,410	383,943
Lease obligation-current portion	2,618,526	2,161,977
Convertible note	1,152,593	-
Total current liabilities	10,460,322	7,171,444

Deferred tax payable	1,894,054	1,231,462
Lease obligation	13,431,359	19,380,209
Other capital lease payable	3,584,182	2,651,084
Warrant liabilities	173,445	-
Total liabilities	$29,543,362	$30,434,199

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 18,015,999 and 14,975,000 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	18,016	14,975
Additional Paid-in capital	15,449,034	2,191,363
Retained earnings	1,798,663	12,913,912
Other comprehensive income	(1,695,875)	(983,109)
Total shareholders’ equity of the Company	15,569,838	14,137,141
Non-controlling interest	8,703,494	7,895,376
Total shareholders’ equity	24,273,332	22,032,517
Total liabilities and shareholders’ equity	$53,816,694	$52,466,716

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Pharmaceuticals	$2,544,030	$2,648,488	$7,946,920	$8,136,990
Patient services	5,219,170	4,117,599	14,960,053	12,453,744
Total revenue	7,763,200	6,766,087	22,906,973	20,590,734
Operating costs and expenses:
Cost of pharmaceuticals sold	1,670,367	1,817,244	6,040,467	5,571,186
Medical consumables	1,382,547	1,142,947	3,251,086	2,882,982
Salaries and benefits	1,740,684	1,132,315	4,847,107	3,235,366
Office supplies	509,647	147,646	1,189,712	527,015
Vehicle expenses	69,710	44,650	227,787	110,882
Utilities expenses	90,982	77,240	388,632	339,070
Rentals and leases	24,112	24,886	80,864	78,277
Advertising and promotion expenses	13,194	57,755	39,659	73,477
Interest expense	276,679	258,857	814,032	844,153
Professional fee	114,130	93,557	219,045	93,557
Loss of fair value of convertible notes	152,904	-	428,093	-
Warrant expense	96,800	-	173,445	-
Depreciation	551,810	392,840	1,644,389	1,175,020
Total operating costs and expenses	6,693,566	5,189,937	19,344,318	14,930,985
Earnings from operations before other income and income taxes	1,069,634	1,576,150	3,562,655	5,659,749
Other income (expenses)	(3,294)	(4,104)	(12,662)	(12,541)
Earnings from operations before income taxes	1,066,340	1,572,046	3,549,993	5,647,208
Income tax	221,641	871	637,475	5,507
Net income	844,699	1,571,175	2,912,518	5,641,701
Less: net income attributable to non-controlling interests	369,366	471,352	1,113,855	1,692,510
Net income attributable to the Company	$475,333	$1,099,823	$1,798,663	$3,949,191
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(295,109)	(264,394)	(305,737)	(358,078)
Foreign currency translation adjustment attributable to the Company	(686,463)	(618,229)	(712,766)	(985,500)
Comprehensive income	$(136,873)	$688,552	$1,894,015	$4,298,123
Less: Comprehensive income attributable to non-controlling interests	74,257	206,958	808,118	1,334,432
Comprehensive income attributable to the Company	$(211,130)	$481,594	$1,085,897	$2,963,691

Basic earnings per share	$0.0264	$0.0734	$0.1098	$0.2643
Diluted earnings per share	0.0263	$0.0734	$0.1097	$0.2643
Weighted average number of shares outstanding (Basic)	18,013,200	14,975,000	16,380,863	14,939,432
Weighted average number of shares outstanding (Diluted)	18,055,867	14,975,000	16,398,532	14,939,432

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2017	14,835,000	$14,835	$10,920,942	$(93,520)	$2,051,503	$7,339,043	$20,232,803
Net income	-	-	1,419,979	-	-	608,562	2,028,541
Shares issued	130,000	130			129,870		130,000
Foreign currency translation adjustment	-	-	-	583,927	-	249,159	833,086
Balance at March 31, 2018	14,965,000	$14,965	$12,340,921	$490,407	$2,181,373	$8,196,764	$23,224,430
Net income	-	-	1,429,389	-	-	612,596	2,041,985
Foreign currency translation adjustment	-	-	-	(951,198)	-	(342,843)	(1,294,041)
Shares issued	10,000	10	-	-	9,990	-	10,000
Balance at June 30, 2018	14,975,000	$14,975	$13,770,310	$(460,791)	$2,191,363	$8,466,517	$23,982,374

Net income	-	-	1,099,823	-	-	471,352	1,571,175
Foreign currency translation adjustment	-	-	-	(618,229)	-	(264,394)	(882,623)
Shares issued	-	-	-	-	-	-	-
Balance at September 30, 2018	14,975,000	$14,975	$14,870,133	$(1,079,020)	$2,191,363	$8,673,475	$24,670,926

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2018	14,975,000	$14,975	$12,913,912	$(983,109)	$2,191,363	$7,895,376	$22,032,517
Net income	-	-	668,588	-	-	288,799	957,387
Foreign currency translation adjustment	-	-	-	354,157	-	170,771	524,928
Balance at March 31, 2019	14,975,000	$14,975	$13,582,500	$(628,952)	$2,191,363	$8,354,946	$23,514,832
Net income	-	-	654,742	-	-	455,690	1,110,432
Foreign currency translation adjustment	-	-	-	(380,460)	-	(181,399)	(561,859)
Stock dividend	2,994,999	2,995	(12,913,912)	-	12,910,917	-	-
Shares issued	40,000	40	-	-	299,960	-	300,000
Balance at June 30, 2019	18,009,999	18,010	1,323,330	(1,009,412)	15,402,240	8,629,237	24,363,405

Net income	-	-	475,333	-	-	369,366	844,699
Foreign currency translation adjustment	-	-	-	(686,463)	-	(295,109)	(981,572)
Stock dividend	-	-	-	-	-	-	-
Shares issued	6,000	6	-	-	46,794	-	46,800
Balance at September 30, 2019	18,015,999	18,016	1,798,663	(1,695,875)	15,449,034	8,703,494	24,273,332

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$2,912,518	$5,641,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,644,389	1,175,020
Prepaid commitment expense	300,000	-
Loss of fair value of convertible notes	428,093	-
Warrant expense	173,445	-
Changes in operating assets and liabilities:
Accounts receivable, net	593,886	(2,563,284)
Inventories	(97,062)	(432,653)
Amount due from related parties	143,381	1,736,603
Prepayments and other current assets	66,226	506,413
Accounts payable	(633,301)	772,960
Amount due to related parties	2,716,217	871,403
Deposits received	(7,138)	8,587
Accrued expenses and other current liabilities	596,572	(488,749)
Net cash provided by operating activities	8,837,226	7,228,001

Cash Flows From Investing Activities
Purchases of property and equipment	(2,936,684)	(7,013,770)
Prepayment for property and equipment acquisition	637,708	2,238,925
Payment of Construction in progress	(1,161,676)	(986,380)
Net cash (used in) investing activities	(3,460,652)	(5,761,225)

Cash Flows From Financing Activities
Proceeds from shareholders	-	139,632
Payments of finance lease obligations	(7,824,219)	(3,135,748)
Interest expense	814,032	844,153
Derivative Financial Instruments	724,500	-
Short-term bank loan	-	(2,184)
Proceeds from finance lease	2,964,017	-
Non-cash issuance of common stock	(253,200)	-
Net cash (used in) financing activities	(3,574,870)	(2,154,147)

Effect of exchange rate fluctuation on cash and cash equivalents	(48,969)	130,329
Net increase(decrease) in cash and cash equivalents	1,752,735	(557,042)

Cash and cash equivalents, beginning of period	256,450	884,292
Cash and cash equivalents, ending of period	$2,009,185	$327,250

Supplemental disclosure of cash flow information
Cash paid for income taxes	637,475	5,507
Cash paid for interest	814,032	844,153

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

The exchange rates used for foreign currency translation are as follows:

For nine months ended September 30,
		2019	2018
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	7.1383/ 7.8399	6.8683 / 7.8286
Revenue and expenses	period average	6.8633/ 7.8384	6.5152/ 7.8402

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For nine months ended September 30, 2019 and 2018, no customer accounted for more than 10% of net revenue. As of September 30, 2019, and December 31, 2018, 3 and 3 customers accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2019
	2019	Level 1	Level 2	Level 3
Convertible Note	$1,152,593	$-	$-	$1,152,593
Warrant liability	$173,445	$-	$-	$173,445

A summary of changes in Warrant liability for the period ended September 30, 2019 was as follows:

Balance at January 1, 2019	$-
Issuance of warrants on May 30, 2019	77,995
Issuance of warrants on July 30, 2019	74,486
Change in fair value of warrant liability	20,964
Balance at September 30, 2019	173,445

The fair value of the outstanding warrants was calculated using the Binomial Option Pricing Model with the following assumptions at inception and on subsequent valuation date:

	September 30, 2019
Warrants	Labrys	Auctus
Market price per share (USD/share)	$8.30	$8.3
Exercise price (USD/share)	10.00	6.00
Risk free rate	1.477%	1.534%
Dividend yield	0%	0%
Expected term/Contractual life (years)	4.67	2.83
Expected volatility	52.26%	52.66%

A summary of changes in Convertible Note for the period ended September 30, 2019 was as follows:

Balance at January 1, 2019	$-
Issuance of Convertible Note on May 30, 2019	282,000
Issuance of Convertible Note on July 15, 2019	192,500
Issuance of Convertible Note on July 30, 2019	250,000
Fair value loss on issuance of convertible notes	681,175
Change in fair value of convertible notes	(253,082)
Balance at September 30, 2019	1,152,593

The fair value of the outstanding Convertible Note was calculated using Monte Carlo simulation “MC simulation” method and the Binomial Option Pricing Model with the following assumptions at inception and on subsequent valuation date:

	September 30, 2019
Convertible Note	Harbor Gates 1	Auctus 2
Market price per share (USD/share)	$8.3	$8.3
Exercise price (USD/share)	$5	60% on lowest trading price
Risk free rate	2.02%	1.81%
Dividend yield	0%	0%
Expected term/Contractual life (years)	0.29	0.58
Expected volatility	62.97%	55%

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May and July, 2019, the Company issued three convertible promissory notes, one each to Labrys Fund, LP, Auctus Fund, LLC and Harbor Gates Capital, LLC. On October 31, 2019, the Company repaid the convertible promissory note issued to Labrys Fund, LP. Therefore, the Labrys’ Convertible Note has no fair value as of each subsequent reporting date.

1.	The fair value of the outstanding Convertible Note issued to Harbor Gates was calculated using Binomial Option Pricing Model

2.	The fair value of the outstanding Convertible Note issued to Auctus was calculated using Monte Carlo simulation “MC simulation” method.

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

NOTE 3. Accounts Receivable, Net

	September 30	December 31
	2019	2018
	(Unaudited)
Accounts receivable	$7,365,515	$8,237,369
Less: allowance for doubtful debts	23,465	24,354
	$7,342,050	$8,213,015

The Company experienced nil bad debts during nine months ended September 30, 2019 and 2018.

NOTE 4. Inventories

At September 30, 2019 and December 31, 2018, inventories consist of the following:

	September 30	December 31
	2019	2018
	(Unaudited)
Western pharmaceuticals	$611,076	$809,499
Chinese herbal medicine	40,349	29,796
Medical material	558,721	321,477
Other material	4,518	3,073
	$1,214,664	$1,163,845

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 5. Prepayment

At September 30, 2019 and December 31, 2018 prepayment consists of the following:

	September 30	December 31
	2019	2018
	(Unaudited)
Deposits on medical equipment	$606,113	$1,297,411
Heating fees	-	135,035
Deposits on decoration	234,825	-
Others	199,707	393,768
	$1,040,645	$1,826,214

NOTE 6. Property and Equipment

At September 30, 2019 and December 31, 2018, property and equipment, at cost, consist of:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Transportation equipment	$1,145,672	$1,000,303
Medical equipment	16,691,161	15,001,892
Electrical equipment	1,700,230	1,649,229
Office equipment and others	920,697	813,635
Buildings	23,134,855	24,011,797
Software	165,428	138,366
Total fixed assets at cost	43,758,043	42,615,222
Accumulated depreciation	(6,293,680)	(4,891,253)
Reclass to Right-of-use assets	(15,700,275)	-
Total fixed assets, net	$21,764,088	$37,723,969

The Company recorded depreciation expense of $551,810 and $392,840, $1,644,389 and $1,175,020 for the three and nine months ended September 30, 2019 and 2018, respectively.

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

The current portion of the prepaid consulting fee was recorded as deferred expenses of $280,472 and $291,104 as of September 30, 2019 and December 31, 2018. The long-term deferred expenses were $968,022 and $1,238,455 as of September 30, 2019 and December 31, 2018.

The Company recorded consulting fee of $16,049 and $16,512 for the three months ended September 30, 2019 and 2018, and decoration fees of $49,303 and $51,937 for the three months ended September 30, 2019 and 2018, respectively.

The Company recorded consulting fee of $55,169 and $58,762 for the nine months ended September 30, 2019 and 2018, and decoration fees of $169,477 and $91,906 for the nine months ended September 30, 2019 and 2018, respectively.

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

On March 25, 2019 Jiarun entered into a sale and leaseback agreement for the sale-leaseback of properties from Haitong Hengxin International Leasing Company Limited, with a collective net value of $2,964,017.

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

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company’s accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $16.05 million and $16.05 million, respectively, as of September 30, 2019.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Right-of-Use Assets and Lease Liabilities (Continued)

As of September 30, 2019, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

September 30 2019
Assets
Operating lease assets	$349,609
Finance lease assets	15,700,276
Total	$16,049,885
Liabilities
Current
Operating lease liabilities	105,961
Finance lease liabilities	2,512,565
Long-term
Operating lease liabilities	243,648
Finance lease liabilities	13,187,711
Total	$16,049,885

The future minimum lease payments for annual capital lease obligation as of September 30, 2019 are as follows:

Year	Amounts
2019	$702,259
2020	2,189,548
2021	1,428,073
Thereafter	11,380,396
Total	$15,700,276

The Company recorded finance interest lease fees of $231,063 and $279,920 for the three months ended September 30, 2019 and 2018, and recorded finance interest lease fees of $812,057 and $914,725 for the nine months ended September 30, 2019 and 2018, respectively.

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2019	25,830
2020	108,756
2021	119,127
2022	95,896
349,609

The company has recorded operating lease expense of $24,112 and $24,886 for three months ended September 30, 2019 and 2018, and recorded operating lease expense of $80,864 and $78,277 for nine months ended September 30, 2019 and 2018 respectively

At September 30, 2019 right-of-use assets, consist of:

	September 30, 2019 (Unaudited)
	Operating lease	Finance lease	Total
Lease assets	$424,612	$16,629,814	$17,054,426
Accumulated amortization	(75,003)	(929,538)	(1,004,541)
Total right-of-use assets, net	$349,609	$15,700,276	$16,049,885

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. Right-of-Use Assets and Lease Liabilities (Continued)

The Company recorded finance lease amortization expense of $929,538 and $nil in depreciation and amortization for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, the amount of depreciation and amortization was $1,644,389, also included general property and equipment depreciation of $714,851.

The Company recorded operating lease expense of $80,864 and $nil for the nine months ended September 30, 2019 and 2018, including operating lease amortization expense of $75,003 and $nil for the nine months ended September 30, 2019 and 2018, respectively.

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

Debt derivatives – In May and July of 2019, the Company issued three convertible promissory notes to Labrys Fund, LP. Auctus Fund, LLC and Harbor Gates Capital, LLC The Notes are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives relating to certain anti-dilutive (reset) provisions in the note. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and record the change in fair value as of each subsequent reporting date.

At December 31, 2018, the Company had no debt derivatives. At September 30, 2019, the Company marked to market the fair value of the debt derivatives and determined a fair value of $1,152,593. The Company recorded a loss from change in fair value of debt derivatives of $428,093 for the nine months ended September 30, 2019. The fair value of the embedded derivatives was determined using Monte Carlo simulation “MC simulation” method and Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 55% and 62.97%, (3) weighted average risk-free interest rate of 1.81% and 2.02% (4) expected life of 0.58 and 0.29 year, and (5) the quoted market price of the Company’s common stock at each valuation date.

Warrant liabilities – The Company issued two common stock purchase warrants (the “warrants”) to purchase 28,200 shares and 21,000 shares of the registrant’s common stock to Labrys Fund, LP and Auctus Fund, LLC. These warrants contain certain reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date (issuance date) and to fair value as of each subsequent reporting date.

At September 30, 2019, the Company marked to market the fair value of the warrant liability and determined a fair value of $173,445. The Company recorded a loss from change in fair value of warrant liability of $173,445 for the nine months ended September 30, 2019. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 52.26% and 52.66%, (3) weighted average risk-free interest rate of 1.477% and 1.534% (4) expected life of 4.67 and 2.83 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 10. Non-controlling Interests

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds a 70% equity interest in Jiarun as of September 30, 2019 and December 31, 2018.

As of September 30, 2019 and December 31, 2018, NCI on the consolidated balance sheet was $8,703,494 and $7,895,376, respectively, representing the 30% of Jiarun that is owned by Junsheng Zhang.

For the three months ended September 30, 2019, the comprehensive income attributable to shareholders’ equity and NCI is $(211,130) and $74,257 respectively. For the nine months ended September 30, 2019, the comprehensive income attributable to shareholders’ equity and NCI is $1,085,897 and $808,118, respectively.

For the three months ended September 30, 2018, the comprehensive income attributable to shareholders’ equity and NCI is $481,594 and $206,958 respectively. For the nine months ended September 30, 2018, the comprehensive income attributable to shareholders’ equity and NCI is $2,963,691 and $1,334,432, respectively.

NOTE 11. Revenue

The Company’s revenue consists of pharmaceuticals sales and patient care revenue.

	Three Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Pharmaceuticals:
Western pharmaceuticals	$1,989,732	$1,995,674
Chinese medicine	296,327	421,652
Herbal medicine	257,971	231,162
Total pharmaceuticals	$2,544,030	$2,648,488

Patient services:
Medical consulting	$2,732,914	$1,877,179
Medical treatment	2,215,895	2,240,810
Others	270,361	(390)
Total patient services	$5,219,170	$4,117,599

	$7,763,200	$6,766,087

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Pharmaceuticals:
Western pharmaceuticals	$6,229,016	$6,298,491
Chinese medicine	989,317	1,280,662
Herbal medicine	728,587	557,837
Total pharmaceuticals	$7,946,920	$8,136,990

Patient services:
Medical consulting	$7,197,523	$5,979,926
Medical treatment	7,078,626	6,456,923
Others	683,904	16,895
Total patient services	$14,960,053	$12,453,744

	$22,906,973	$20,590,734

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

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2019 the Company purchased Eligible Equipment for RMB 17.25 million, with $637,475 deferred income tax, creating differences between tax and GAAP.

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

(c) Harbin Jiarun Pharmacy Co., Ltd., owned by Junsheng Zhang

(d) Heilongjiang Province Runjia Medical Equipment Company Limited, owned by Junsheng Zhang

(e) Jiarun Super Market Co., Ltd., owned by Junsheng Zhang

(f) Harbin Qi-run Pharmacy Limited, owned by Junsheng Zhang

(g) Yanhua Xing and Weiguang Song, the former shareholders of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Name of related parties	September 30, 2019	December 31, 2018
	(Unaudited)
Harbin Baiyi Real Estate Development Co., Ltd	$-	$99,811
Junsheng Zhang	-	46,500
Yanhua Xing	-	2,450
Weiguang Song	-	1,050
	$-	$149,811

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to be paid.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
Name of related parties	2019	2018
	(Unaudited)
Harbin Jiarun Pharmacy Co., Ltd	$27,682	$1,211
Heilongjiang Province Runjia Medical Equipment Co., Ltd	5,394	1,614
Jiarun Super Market Co., Ltd.	38,286	39,042
Harbin Qi-run Pharmacy Co., Ltd	16,212	17,280
Junsheng Zhang	2,613,523	50,000
	$2,701,097	$109,147

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. Related Party Transactions (Continued)

Related parties’ transactions

Purchase of pharmaceuticals and medical material from related parties consisted of the following for the periods indicated:

	For nine months ended September 30,
Name of related parties	2019	2018
Harbin Jiarun Pharmacy Co., Ltd	$69,583	$194,866
Heilongjiang Province Runjia Medical Equipment Co., Ltd	7,201	6,057
Harbin Qi-run Pharmacy Co., Ltd	-	19,035
	$76,784	$219,958

Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of September 30, 2019, the Company has balance of deposits for capital leases and capital lease obligations of $420,268 and $11,687,838 respectively. As of December 31, 2018, the Company has balance of deposits for capital leases and capital lease obligations of $477,656 and $14,271,606 respectively.

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

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$1,798,663	$3,949,191
Denominator:
Basic weighted-average number of shares outstanding	16,380,863	14,939,432
Diluted weighted-average number of shares outstanding	16,398,532	14,939,432
Net income per share:
Basic	$0.1098	$0.2643
Diluted	0.1097	0.2643

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 15. Contingencies and Commitment

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency as of September 30, 2019 and December 31, 2018.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency as of September 30, 2019 and December 31, 2018.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 16. Subsequent Events

On October 31, 2019, the Company prepaid the Note that it issued to Labrys Fund, LP in June 2019. On the same day, Labrys Fund, LP returned the 40,000 returnable shares issued by the Company in connection with sale of the Note.

On August 13, 2019 Harbor Gates Capital LLC purchased a $192,000 convertible debenture from the Company for $175,000. The Company intends to repay that debenture on its due date. The Company's agreement with Harbor Gates Capital grants it the right to purchase an additional convertible debenture in the principal amount of $83,000 for a price of $75,000.

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

Critical Accounting Policies and Management Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the quarter ended September 30, 2019, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results, as follows:

●	The determination, as set forth in Note 3 to our Financial Statements, that the $7,342,050 in accounts receivable as of September 30, 2019 warranted an allowance for doubtful accounts of only $23,465, despite representing over 26% of our annual revenue for 2018. Our determination was based on our review of the likelihood of recovery as well as the fact that we incurred no bad debts in either 2018 or 2017.

●	The determination to record depreciation of our property and equipment over an average useful life of approximately twenty years. The determination was based primarily on our expectation that the useful life of our hospital facilities would exceed thirty years, based on the experience of comparable facilities in our location.

Results of Operations for Three Months Ended September 30, 2019 and 2018

The following table shows key components of the results of operations during three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change
	2019	2018	$	%

Revenue:
Pharmaceuticals	$2,544,030	$2,648,488	$(104,458)	(4)%
Patient services	5,219,170	4,117,599	1,101,571	27%
Total revenue	7,763,200	6,766,087	997,113	15%
Operating costs and expenses:
Cost of pharmaceuticals sold	1,670,367	1,817,244	(146,877)	(8)%
Medical consumables	1,382,547	1,142,947	239,600	21%
Salaries and benefits	1,740,684	1,132,315	608,369	54%
Office supplies	509,647	147,646	362,001	245%
Vehicle expenses	69,710	44,650	25,060	56%
Utilities expenses	90,982	77,240	13,742	18%
Rentals and leases	24,112	24,886	(774)	(3)%
Advertising and promotion expenses	13,194	57,755	(44,561)	(77)%
Interest expense, net	276,679	258,857	17,822	7%
Loss of fair value of convertible notes	152,904	-	152,904	n/a %
Warrant expense	96,800	-	96,800	n/a %
Professional fee	114,130	93,557	20,573	22%
Depreciation	551,810	392,840	158,970	40%
Total operating costs and expenses	6,693,566	5,189,937	1,503,629	29%
Earnings from operations before other income and income taxes	1,069,634	1,576,150	(506,516)	(32)%
Other income	(3,294)	(4,104)	810	(20)%
Earnings from operations before income taxes	1,066,340	1,572,046	(505,706)	(32)%
Income tax	221,641	871	220,770	25347%
Net income	844,699	1,571,175	(726,476)	(46)%
Less: net income attributable to non-controlling interests	369,366	471,352	(101,986)	(22)%
Net income attributable to the Company	$475,333	$1,099,823	$(624,490)	(57)%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(295,109)	(264,394)	(30,715)	12%
Foreign currency translation adjustment attributable to the Company	(686,463)	(618,229)	(68,234)	11%
Comprehensive income	$136,873	$(688,552)	$825,425	(120)%

Results of Operations for the nine months Ended September 30, 2019 and 2018

The following table shows key components of the results of operations during nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Change
	2019	2018	$	%

Revenue:
Pharmaceuticals	$7,946,920	$8,136,990	$(190,070)	(2)%
Patient services	14,960,053	12,453,744	2,506,309	20%
Total revenue	22,906,973	20,590,734	2,316,239	11%
Operating costs and expenses:
Cost of pharmaceuticals sold	6,040,467	5,571,186	469,281	8%
Medical consumables	3,251,086	2,882,982	368,104	13%
Salaries and benefits	4,847,107	3,235,366	1,611,741	50%
Office supplies	1,189,712	527,015	662,697	126%
Vehicle expenses	227,787	110,882	116,905	105%
Utilities expenses	388,632	339,070	49,562	15%
Rentals and leases	80,864	78,277	2,587	3%
Advertising and promotion expenses	39,659	73,477	(33,818)	(46)%
Interest expense, net	814,032	844,153	(30,121)	(4)%
Loss of fair value of convertible notes	428,093	-	428,093	n/a %
Warrant expense	173,445	-	173,445	n/a %
Professional fee	219,045	93,557	125,488	134%
Depreciation	1,644,389	1,175,020	469,369	40%
Total operating costs and expenses	19,344,318	14,930,985	4,413,333	30%
Earnings from operations before other income and income taxes	3,562,655	5,659,749	(2,097,094)	(37)%
Other income (expenses)	(12,662)	(12,541)	(121)	1%
Earnings from operations before income taxes	3,549,993	5,647,208	(2,097,215)	(37)%
Income tax	637,475	5,507	631,968	11476%
Net income	2,912,518	5,641,701	(2,729,183)	(48)%
Less: net income attributable to non-controlling interests	1,113,855	1,692,510	(578,655)	(34)%
Net income attributable to the Company	$1,798,663	$3,949,191	$(2,150,528)	(54)%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(305,737)	(358,078)	52,341	(15)%
Foreign currency translation adjustment attributable to the Company	(712,766)	(985,500)	272,734	(28)%
Comprehensive income	$1,894,015	$4,298,123	$(2,404,108)	(56)%

Revenue

Operating revenue for three and nine months ended September 30, 2019, which resulted primarily from pharmaceuticals (i.e. pharmaceuticals) revenue and patient services revenue, were $7,763,200 and $22,906,973, an increase of 15% as compared with the operating revenue of $6,766,087 for the three months ended September 30, 2018, and an increase of 11% as compared with the operating revenue of $20,590,734 for the nine months ended September 30, 2018. The increase during the nine months was primarily a result of the number of treated inpatients growing by 3% to 15,292 inpatients, more than the 14,798 inpatients treated in the nine months ended September 30, 2018.

Operating Costs and Expenses

Total operating costs and expenses were $6,693,566 and $19,344,318 for the three and nine months ended September 30, 2019, an increase of $1,503,629 or 29% as compared to $5,189,937 for the third quarter of 2018, and an increase of $4,413,333 or 30% as compared to $14,930,985 for the nine months ended September 30, 2018. Since revenue increased by only 11% nine months - to- nine months, the 30% increase in operating costs and expenses caused a substantial reduction in the profitability of the Company’s operations. The primary components of the $4,413,333 increase in costs and expenses during the nine months ended September 30, 2019 were:

●	$469,281 increase in cost of pharmaceuticals. Although sales of pharmaceuticals decreased by 2%, the cost of the pharmaceuticals sold increased by 8%. The increase was attributable to both Western pharmaceuticals and Chinese traditional medicines, and primarily reflects increases in the market price of those pharmaceuticals that we were unable to pass along to patients and their insurers due to government regulation and competitive factors. We cannot predict whether this disparity between costs and revenues will continue in future periods, as it will be determined in large part by government policy.

●	$1,611,741 increase in salaries and benefits, reflecting a $1,370,568 increase in salaries and $294,965 increase in social insurance expense. This 50% increase in our labor costs was primarily caused by the initiation of operations at our two new branch hospitals. The increase exceeded the revenue increase attributable to the hospitals, as we incurred labor costs in preparation for full scale operations.

●	$662,697 increase in office supplies, likewise primarily attributable to the expansion of our operations during 2019.

Income Taxes

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2019 the Company purchased Eligible Equipment for RMB 17.25 million, with $637,475 deferred income tax, creating differences between tax and GAAP.

Income from operations and net income

Income from Operations was $3,562,655 for the nine months ended September 30, 2019, as compared with operating income of $5,659,749 for the nine months ended September 30, 2018. After deducting other income and expenses as well as the provision for income tax, the Company’s net income for the nine months ended September 30, 2019 was $2,912,518 representing a decrease of $2,729,183 or 48%, over $5,641,701 for the nine months ended September 30, 2018. The decrease of income from operations and net income for the nine months ended September 30, 2019 were primarily due to aforementioned changes in operating revenue and expenses.

Our net income was produced by Jiarun. Because we own only 70% of the equity interest in Jiarun (the other 30% being owned by our Chairman, Junsheng Zhang), we reduced our net income for the nine months period ended September 30, 2019 and 2018 by an allocation to the “non-controlling interests” of $1,113,855 and $1,692,510, respectively, before recognizing net income attributable to the Company. After those allocations, our net income attributable to the Company for the nine months ended September 30, 2019 and 2018 was $1,798,663 ($0.1098 per share) and $3,949,191 ($0.2643 per share), respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the nine months ended September 30, 2019 and 2018, foreign currency translation adjustments of $1,018,503 (of which $305,737 was attributable to the non-controlling interest) and $1,343,578 (of which $358,078 was attributable to the non-controlling interest), respectively, have been reported as other comprehensive loss in the consolidated statements of operations and comprehensive income.

Liquidity and Capital Resources

As of September 30, 2019, the Company had $2,009,185 of cash and cash equivalents, an increase of $1,752,735 from our cash balance at December 31, 2018. The increase was primarily the result of our operating activities providing $8,837,226 of cash during the nine months ended September 30, 2019.

Our working capital at September 30, 2019 was $2,019,774, a decrease of $2,789,511 from our $4,809,285 in working capital at December 31, 2018. The decrease was primarily attributable to our use of $4,098,360 in cash to purchase medical equipment and to fund construction in progress during the nine months ended September 30, 2019.

The primary non-cash component of our working capital at September 30, 2019 was accounts receivable totaling $7,342,050. This balance equaled 26% of our total revenue for 2018 and was less than our total revenue for the quarter ended September 30, 2019. Nevertheless, we have carefully examined our accounts receivable and believe that our allowance for doubtful accounts - $23,465 - is appropriate, given our strong relationships with our corporate customers (who are responsible for most of our accounts receivable) and the fact that we have recorded no bad debts in either 2019 or 2018.

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

Cash Flows and Capital Resources

Our cash flows for the nine months ended September 30, 2019 and 2018 are summarized below:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	8,837,226	7,228,001
Net cash used in investing activities	(3,460,652)	(5,761,225)
Net cash used in financing activities	(3,574,870)	(2,154,147)
Effect of exchange rate fluctuation on cash and cash equivalents	(48,969)	130,329
Net increase(decrease) in cash and cash equivalents	1,752,735	(557,042)
Cash and cash equivalents, beginning of period	256,450	884,292
Cash and cash equivalents, ending of period	$2,009,185	$327,250

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2019, we had positive cash flow from operating activities of $8,837,226, an increase of $1,609,225 from $7,228,001 for the nine months ended September 30, 2018. Cash flow from operations increased despite the $2,729,183 decrease in net income in nine months ended September 30, 2019 as a result of several factors, including:

●	During the nine months ended September 30, 2018 the Company's accounts receivable balance increased by $2,563,284, whereas the accounts receivable balance decreased by $593,886 during the nine months ended September 30, 2019;

●	Depreciation expense in the nine months ended September 30, 2019, which is a non-cash expense, was $1,644,389, an increase of $469,369 compare to $1,175,020 the nine months ended September 30, 2018;

●	The Company increased its inventory balance by $97,062 during the nine months ended September 30, 2019, whereas it purchased $432,653 in additional inventory during the nine months ended September 30, 2018.

●	The Company increased its accrued expenses balance by $596,572 during the nine months ended September 30, 2019; during the nine months ended September 30, 2018 accrued expenses decreased by $488,749.

Several of these items represent benefits from prepayments made in earlier periods or deferral to the future of expenses incurred during the nine months ended September 30, 2019, which indicates that the Company’s ability to generate cash during the nine months ended September 30, 2019 despite the reduction in its profitability may not be replicable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $3,460,652, compared to net cash used in investing activities of $5,761,225 for the nine months ended September 30, 2018. The cash used in investing activities for the nine months ended September 30, 2019 and 2018 was mainly used for the purchase of medical equipment and payment of construction in progress.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2019 was $3,574,870 as compared to net cash used in financing activities of $2,154,147 for the nine months ended September 30, 2018. The cash used in financing activities for the nine months ended September 30, 2019 was mainly due to payment for finance lease of $7,425,245. This was partially offset by proceeds from finance lease of $2,565,043 because, on March 25, 2019 Jiarun entered into a sale and leaseback agreement for the sale-leaseback of properties from Haitong Hengxin International Leasing Company Limited, with a collective net value of $2,963,067.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2019. Based on this evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting us to material information required to be included in our periodic reports.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

The Company did not effect any sales of unregistered securities during the third quarter of fiscal 2019.

(b) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

None,

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit	Description
10.1	Harbor Gates Convertible Promissory Note Agreement
10.2	Auctus Convertible Promissory Note Agreement
10.3	Auctus Common Stock Purchase Warrant Agreement
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Lihua. Sun	Chief Executive Officer	November 13, 2019
Lihua. Sun	(Principal Executive Officer)

/s/ Xuewei. Zhang	Chief Financial Officer	November 13, 2019
Xuewei. Zhang	(Principal Financial and Accounting Officer)