Form 10-K
period 2019-12-31
JRSIS HEALTH CARE Corp
filed 2020-06-16
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to____________

Commission file number: 0-56013

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

Registrant’s telephone number, including area code: 0086-451-56888933

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically , every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates computed by reference to the closing price as of the last business day of the quarterly period ended June 30, 2019 was $31,150,493.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were 18,016,331 shares of the registrant’s common stock outstanding.

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

None

i

PART I

Explanatory Note

On March 4, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, the Securities and Exchange Commission issued Release No. 34-88318 (the “Order”) granting exemptions to registrants subject to the reporting requirements of the Exchange Act Section 13(a) or 15(d) due to circumstances related to the coronavirus disease 2019 (COVID-19).

On March 24, 2020, JRSIS Health Care Corporation furnished a Current Report on Form 8-K to indicate its reliance on the Order in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Company’s headquarters and operations are located in the City of Harbin, China. Due to the ongoing outbreak of the COVID-19, which was first reported in December 2019 in Wuhan, China, the Chinese government initiated travel restrictions and mandatory quarantines to control the spread of COVID-19 within China. These actions taken by the Chinese government have prevented the Company's accounting department from completing the financial data and related materials necessary for the 2019 audit to be completed in a timely manner. As a result, the Company would be unable to file the Form 10-K by March 30, 2020.

The Company was trying hard to file the Form 10-K within 45 days after March 30, 2020. Because of government-imposed quarantines persisting, the Company could not carry out the preparations for its audit. Therefore, on May 14, 2020, JRSIS Health Care Corporation filed NT 10-K to report that it was unable to file Form 10-K within the required time because government-imposed quarantines prevented the Company from completing preparations for its audit.

The Company is herein filing the Form 10-K when all the required procedures and process were completed.

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

Jiarun operates a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin. Jiarun also owns 100% of the equity in:

●	Harbin Jiarun Hospital Co., Ltd Nanjing Road Branch (“NRB Hospital”), which was incorporated in Harbin City, Heilongjiang, Province, China in October 2017. NRB Hospital is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

●	Harbin Jiarun Hospital Co., Ltd 2nd Branch (“2nd Branch Hospital”), which was incorporated in Harbin City, Heilongjiang Province, China in November 2017. 2nd Branch Hospital is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

Our present corporate structure is as follows:

Our Business

We operate Jiarun Hospital and its two branch hospitals, collectively being a private hospital with 950 beds located in Harbin, the capital of Heilongjiang Province in northeastern China. Jiarun Hospital offers patients care and pharmaceuticals in the areas of both Western and Chinese medical practices. Jiarun specializes in Pediatrics, Dermatology, Ears, Nose and Throat (ENT), Traditional Chinese Medicine (TCM), Ophthalmology, Internal Medicine, Dentistry, General Surgery, Rehabilitation Science, Gynecology, General Medical Services, etc. Our ambulances operate 24 hours a day.

As is common in China, we generate revenues from both the provision of patient services and the sale of pharmaceuticals. These two areas respectively were responsible for 66% and 34% of our total revenues for the year ended December 31, 2019, and 61% and 39% of the total revenues for the year ended December 31, 2018.

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

Company	Content of cooperation
Shanghai Pharmaceutical Science Park Xinhai Heilongjiang Medicine Co. Ltd	Supplier of Medicine
Shenyang Zhaifeng Trading Co. Ltd	Supplier of Medicine
Sinopharm Heilongjiang Co. Ltd	Supplier of Medicine
Beijing Tianmin Changfeng Electromechanical Equipment Co. Ltd	Supplier of Equipment
Zhejiang Di An Medical Equipment Co. Ltd	Supplier of Medical Equipment
Harbin Zhengda Longxiang Pharmaceutical Co. Ltd	Supplier of Medicine
Huake Medical Technology (Beijing) Co., Ltd	Supplier of Medical Equipment
Ge Medical System Trade Development (Shanghai) Co., Ltd.	Supplier of Medical Equipment
Heilongjiang Dean Medical Laboratory Co. Ltd	Supplier of Medical Equipment and reagent
Anguo City Changda Chinese Herbal Medicine Yinpian Co. Ltd	Supplier of Chinese Herbal Medicine
Harbin Pharmaceutical Group Co. Ltd	Supplier of Medicine
Harbin Gongbin Runda Pharmaceutical Distribution Co. Ltd	Supplier of Medicine
Harbin Baoyue Medical Equipment Sales Co. Ltd	Supplier of Medical Equipment
Heilongjiang Kelun Pharmaceutical Trading Co. Ltd	Supplier of Medicine
Shandong Danhong Pharmaceutical Co. Ltd	Supplier of Medicine
Heilongjiang Guolong Pharmaceutical Co. Ltd	Supplier of Medicine
Harbin Zhongsheng Medical Equipment Co. Ltd	Supplier of Medical Equipment
Harbin Jiuzhou Tong Pharmaceutical Co. Ltd	Supplier of Medicine
Harbin Huatai Air Conditioning Installation Engineering Co. Ltd	Supplier of Equipment
Ruiyang Pharmaceutical Co. Ltd	Supplier of Medicine
Harbin Guorui Longbao Pharmaceutical Co. Ltd	Supplier of Medicine

Competition

We compete with two government-owned hospitals in the city of Harbin. We believe that we will be able to effectively compete with them because we:

●	Employ extensive marketing tactics to reach a large segment of customers, such as our special “Mobile clinics free medical service” program, which provides free medical services to the Jiarun Hospital community and neighboring towns, thus providing an expanded customer base and expanding the influence of the marketing plan;

●	Provide advanced medical facilities and comfortable environments;

●	Maintain the highest level of professional healthcare; and

●	Offer competitive prices for medical treatment and drugs and medications

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

Healthcare providers in China are required to comply with many laws and regulations at the national and local government levels. These laws and regulations include the following:

●	We must register with and maintain an operating license from the local Administration of Health. We are subject to review by the local Administration of Health at an annual inspection.

●	Personnel and employees directly performing medical services in medical institutions are required to obtain qualification certificates.

●	Pursuant to the Interim Provisions on the Administration of Medical Examinations, or the Medical Examination provisions, issued in August 2009 by the NHFPC, the NHFPC or its local branches are responsible for the regulation of medical examination activities. Medical institutions that plan to operate medical examination businesses should apply to the NHFPC or its local branches for the approval of such medical examination business and register such business with the NHFPC or its local branches by including the business in their medical institution practicing licenses.

●	Pursuant to the Rules on Administration of Radiation-related Diagnose and Treatment issued in January 2006 by the NHFPC, medical institutions that plan to conduct radiation-related diagnosis and treatment businesses should apply to the NHFPC or its local branches and obtain radiation-related diagnosis and treatment licenses. JRSS, which engages in radiation-related diagnosis and treatment business, has obtained radiation-related diagnosis and treatment licenses.

●	All waste materials from our hospital must be properly collected, sterilized, deposited, transported and disposed of. We are required to keep records of the origin, type and amount of all waste materials generated by our hospital.

●	We must have at least 20 beds and at least 14 medical professionals on staff, including three doctors and five nurses.

●	We must establish and follow protocols to prevent medical malpractice. The protocols require us to:

●	insure that patients are adequately informed before they consent to medical operations or procedures;

●	maintain complete medical records which are available for review by the patient, physicians and the courts;

●	voluntarily report any event of malpractice to a local government agency;

●	support the medical services we provide in any administrative investigation or litigation.

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

Jiarun is subject to the exemption provided for medical and health institutions that mainly provide medical services under the PRC’s regulation titled “To Replace the Business Tax with a Value-Added Tax Regulations 【Cai Shui (2016) 36】.” Attachment 3 Article 1 (7) of that regulation provides that hospitals, clinics and other medical institutions that provide medical services shall be exempt from value-added tax. The tax-exempt status will remain effective until notification from the tax bureau.

Employees

As of December 31, 2019, we had 811 employees, consisting of 321 doctors, 256 nurses and a drug management staff of 25, who are supported by 209 non-medical employees. None of our employees are represented by a labor union or similar collective bargaining organization.

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

Risks Related to Our Business

The spread of COVID-19 through the population of the City of Harbin and the mandatory quarantines imposed by the government to stop the spread have significantly interfered with the business of Jiarun Hospital, which will have a significant adverse effect on our income and profitability.

The Company’s only business activity is ownership and operation of Jiarun Hospital (including its two satellites), the largest hospital in the City of Harbin. Many residents of Harbin have contracted COVID-19 during the current pandemic. As a result, the national and local government have imposed serious restrictions on business operations within the City, including mandatory quarantines. The quarantines have prevented Jiarun Hospital from carrying on its normal operations. As a result, the Company’s revenue and income for the first six months of 2020 will be anticipated substantially lower than that were reported for the first six months of 2019.

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

Risks Relating to Our Common Stock

Outstanding warrants to purchase up to 210,000 common shares at $0.60 per share may result in a reduction of the market price of the Common Stock.

During 2019 the Company issued to Auctus Fund LLC warrants to purchase 21,000 shares of common stock for $6.00 per share. Due to the reset provisions in the warrants agreement, Auctus Fund LLC is now entitled to purchase 210,000 shares for $0.60 per share or may purchase a lesser number of shares at that price using cashless exercise condition based on the contemporaneous market price of our common stock. If Auctus Fund exercises the warrants, it is likely to promptly resell the shares it purchases. Such resales would likely have the effect of reducing the market price of our common stock.

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

Junsheng Zhang, the Chairman of the Board of JRSIS Health Care Corporation, owns 74.33% of the Company’s outstanding common stock. As a result, Mr. Zhang will have significant influence to:

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

Our Board of Directors is authorized to issue up to 100,000,000 shares of common stock, of which 18,016,331 shares are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring, or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

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

The audit reports included in this annual report have been prepared by auditors whose work may not be inspected fully by the Public Company Accounting Oversight Board and, as such, you may be deprived of the benefits of such inspection.

Our current independent registered public accounting firm that issue the audit reports included in our annual reports filed with the SEC as auditors of companies that are traded publicly in the United States and firms registered with the Public Company Accounting Oversight Board (United States), or the PCAOB, are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their respective compliance with the laws of the United States and professional standards.

Any other clients of our auditors have substantial operations within mainland China, and the PCAOB has been unable to complete inspections of the work of our auditors without the approval of the Chinese authorities. Thus, our auditors and their audit work are not currently inspected fully by the PCAOB. On December 7, 2018, the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by the U.S. regulation in their oversight of financial statement audits of U.S.-listed companies with significant operation in China. However, it remains unclear what further actions the SEC and PCAOB will take to address the problem.

Inspections of other firms that the PCAOB has conducted outside mainland China have identified deficiencies in those firms’ audit procedures and quality control procedures, which can be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections in mainland China prevents the PCAOB from regularly evaluating our auditors’ audit procedures and quality control procedures as they relate to their work in mainland China. As a result, investors may be deprived of the benefits of such regular inspections.

The inability of the PCAOB to conduct full inspections of auditors in mainland China makes it more difficult to evaluate the effectiveness of our auditors’ audit procedures and quality control procedures as compared to auditors who primarily work in jurisdictions where the PCAOB has full inspection access. Investors may lose confidence in our reported financial information and the quality of our financial statements.

In addition, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress which, if passed, would require the SEC to maintain a list of issuers for which the PCAOB is unable to inspect or investigate an auditor report issued by a foreign public accounting firm. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (“EQUITABLE”) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges of issuers included on the SEC’s list for three consecutive years. Enactment of this legislation or other efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including us, and the market price of our ordinary shares could be adversely affected. It is unclear if this proposed legislation will be enacted. Furthermore, various deliberations have been carried out within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets.

On April 21, 2020, the SEC and the PCAOB issued a joint statement reiterating the greater risk that disclosures will be insufficient in many emerging markets, including the PRC, compared to those made by U.S. domestic companies. In discussing the specific issues related to the greater risk, the statement again highlights the PCAOB’s inability to inspect audit work paper and practices of accounting firms in the PRC, with respect to their audit work of U.S. reporting companies. However, it remains unclear what further actions, if any, the SEC and PCAOB will take to address the problem. There have been recent media reports on deliberations within the U.S. government regarding potentially limiting or restricting the PRC-based companies from accessing U.S. capital markets.

If any such policies or deliberations were to materialize, the resulting legislation, if it were to apply to us, would likely have a material adverse impact on our business and the price of our ordinary shares.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Jiarun Hospital leases our hospital complex from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, the Chairman of our Board of Directors. The Lease was made in 2014 for a term of thirty years. Both parties agreed for the Hospital to pay 3 million RMB (US$436,199) as a deposit at the execution of the Leasing Agreement, which will be deducted from the final rental settlement. The Lease calls for an annual rent of RMB7,000,000 (US$1,004,593) to be prepaid at the start of each year. The annual rental was determined by amortizing the fair market value of the complex and applying an interest rate or 6.55% per annum, which was the benchmark interest rate announced by The People’s Bank of China. After the completion of all payments, the ownership of the leased property will be transferred to Jiarun.

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

Holders of Securities

As of the date of filing of this report, we had 132 shareholders of record and 18,016,331 outstanding shares of common stock, par value $0.001.

There are currently effective prospectuses that will permit the public resale of 4,197,731 shares of our common stock now held by shareholders.

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

We have no equity compensation plans.

Sales of Unregistered Securities

The Company did not effect any unregistered sales of equity securities during the quarter ended December 31, 2019.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2019.

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

Critical Accounting Policies and Management Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the year ended December 31, 2019, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results, as follows:

●	The determination, as set forth in Note 3 to our Financial Statements, that the $7,308,224 balance in accounts receivable as of December 31, 2019 warranted an allowance for doubtful accounts of $2,724,389. The determination was based on our review of the statement from Harbin Medical Insurance Management Center, Generally, the Center set an insurance claim limit to the hospital, if the hospital receive patients too much, most likely exceed the claim limit, that is excess insurance claim, even in this case, the company still cannot refuse to receive patients. The center will pay part of excess insurance claim to hospital from insurance regulatory fund share with all local hospital that have excess insurance claim in next or next two years. In accordance with the principle of prudence, the company makes a determination that more than two years old excess insurance claim without reimbursement should be treated as doubtful accounts. As of December 31, 2019, the amount of exceed two years excess insurance claim without reimbursement treated as bad debts was $2,700,035.

●	The determination to record depreciation of our principal medical property and equipment over an average useful life of approximately twenty years. (A quantification of that depreciation is set forth in Note 6 to our Financial Statements.) The determination was based primarily on our expectation that the useful life of our hospital facilities would exceed thirty years, based on the experience of comparable facilities in our location.

Results of Operations for the Years Ended December 31, 2019 and 2018

The following table shows key components of the results of operations during the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,		Change
	2019	2018	$	%
Revenue:
Medicine	$10,778,239	$11,183,130	$(404,891)	(4%)
Patient services	20,685,194	17,219,629	3,465,565	20%
Total revenue	31,463,433	28,402,759	3,060,674	11%
Operating costs and expenses:
Cost of medicine sold	7,835,364	8,244,092	(408,728)	(5%)
Medical consumables	4,671,611	3,960,634	710,977	18%
Salaries and benefits	7,502,622	5,067,864	2,434,758	48%
Office supplies	1,614,261	1,140,464	473,797	42%
Vehicle expenses	312,857	188,483	124,374	66%
Utilities expenses	576,804	499,852	76,952	15%
Rentals and leases	124,763	109,326	15,437	14%
Advertising and promotion expenses	53,449	78,696	(25,247)	(32%)
Interest expense	1,112,000	1,133,935	(21,935)	(2%)
Professional fee	337,260	222,412	114,848	52%
Convertible notes expense	332,067	-	332,067	N/A
Warrant expense	110,840	-	110,840	N/A
Depreciation	2,212,022	1,764,765	447,257	25%
Total operating costs and expenses	26,795,920	22,410,523	4,385,397	20%
Earnings from operations before other income and income taxes	4,667,513	5,992,236	(1,324,723)	(22%)
Other income(expenses)	(2,741,155)	(379,486)	(2,361,669)	622%
Earnings from operations before income taxes	1,926,358	5,612,750	(3,686,392)	(66%)
Income tax	657,699	2,765,650	(2,107,951)	76%
Net income	1,268,659	2,847,100	(1,578,441)	(55%)

Other comprehensive income:
Foreign currency translation adjustment	(361,125)	(1,187,386)	826,261	(70%)
Comprehensive income	$907,534	$1,659,714	$(752,180)	(45%)

Revenue

Operating revenue for the year ended December 31, 2019, which resulted primarily from medicine (i.e. pharmaceuticals) revenue and patient services revenue, was $31,463,433, an increase of 11% as compared with the operating revenue of $28,402,759 for the year ended December 31, 2018. Revenue from the sale of medicine decreased by 4%, while revenue from provision of patient services grew by 20%. The increase was primarily a result of the number of treated inpatients growing by 2% to 20,651 patients, 436 more than the 20,215 patients treated in the year ended December 31, 2018.

Operating costs and expenses

Total operating costs and expenses were $ 26,795,920 for the year ended December 31, 2019, an increase of $4,385,397 or 20% as compared to $22,410,523 for 2018. Since revenue increased by only 11% year-to-year, the 20% increase in operating costs and expenses caused a substantial reduction in the profitability of the Company’s operations. The primary components of the $4,385,397 increase in costs and expenses were:

●	$710,977 increase in the cost of medical consumables. This 18% increase in expenses attributable to medical consumables was primarily attributable to the 20% increase in our revenue from patient services. Medical consumables mainly consist of materials expenses, medical repair expenses and test reagents. The increase was mainly a result of increase in materials expenses of $474,896 and an increase in inspection expenses of $419,307.

●	$2,434,758 increase in salaries and benefits, reflecting $2,258,129 increase in salaries and $133,349 increase in social insurance expense. This 48% increase in our labor costs was primarily caused by the initiation of operations at our two new branch hospitals in late 2018. The increase exceeded the revenue increase attributable to the hospitals, as we incurred labor costs in preparation for full scale operations.

●	$473,797 increase in office supplies, likewise primarily attributable to the expansion of our operations during 2019.

●	$447,257 increase in depreciation and amortization. This increase occurred because we increased the book value of our property and equipment as a result of additional property and equipment placed in service by $12,747,808 (43%) during 2018 and by $2,555,443 during 2019, which led to a 25% increase in depreciation during 2019.

Partially offsetting the factors listed above was a $408,728 decrease in the cost of medicine. As our sales of medicine decreased by 4%, the cost of the medicine sold decreased by 5%. The decrease was attributable to both Western medicine and Chinese traditional medicines.,

After taking these factors into account, we reported $4,667,513 in Earnings from Operations during 2019, compared to $5,992,236 during 2018; which represented $1,324,723 or 22.11% decrease.

Other Income (expenses)

Other Income (expenses) for the year ended December 31, 2019, was mainly consisting of $2,700,035 doubtful accounts. The determination was based on our review of the statement at the end of December 31, 2019 from Harbin Medical Insurance Management Center, Generally, the Center set an insurance claim limit to the hospital, if the hospital receive patients too much, most likely exceed the limit, that is excess insurance claim, even in this case, the company still cannot refuse to receive patients. The center will pay part of excess insurance claim to hospital from insurance regulatory fund share with all local hospitals that have excess insurance claim in next or next two years. In accordance with the principle of prudence, the company makes a determination that more than two years old excess insurance claim without reimbursement should be treated as doubtful accounts. As of December 31, 2019, the amount of exceed insurance claim without reimbursement treated as bad debts was $2,700,035.

After taking other income (expenses) into account, the Company recorded Earnings before Income Taxes of $1,926,358 in 2019, compared to $5,612,750 during 2018 which represented $3,686,392 or 65.68% decrease.

Income taxes

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

The following table shows the components of the allowance for PRC income tax recorded for 2019:

Amounts

Income tax expense	$25,084
Income tax: 2019 deferred	632,615
Tax expense from continuing operation	$657,699

Amounts
Reconciliation:
Income tax at statutory rate	$657,699
Tax expense from continuing operation	$657,699

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed for purchases of equipment on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2019 the Company purchased Eligible Equipment for RMB 21.32 million, which produced $632,615 in deferred income tax, representing the difference between PRC tax treatment and GAAP treatment of taxation arising from equipment acquisition.

During 2018, the Company incurred $2,765,650 in income tax. This included $1,318,102 paid with respect to the period from 2015 through 2017, due to the government’s determination that a tax abatement given to Jiarun at its initiation should have been revised in 2015.

Net Income

After deducting other income and expenses as well as the provision for income tax, the Company’s net income for the year ended December 31, 2019 was $1,268,659, representing a decrease of $1,578,441 or 55% from the $2,847,100 recorded for the year ended December 31, 2018. The decrease in net income for the year ended December 31, 2019 was primarily due to aforementioned changes in operating revenue and expenses.

Liquidity and Capital Resources

Our cash flows for the past two years are summarized below:

	The Year Ended December 31,
	2019	2018
Net cash provided by operating activities	11,847,403	9,199,134
Net cash used in investing activities	(3,962,588)	(5,967,093)
Net cash used in financing activities	(6,108,976)	(3,923,177)
Effect of exchange rate fluctuation on cash and cash equivalents	(61,160)	63,294
Net increase(decrease) in cash and cash equivalents	1,714,679	(627,842)
Cash and cash equivalents, beginning of period	256,450	884,292
Cash and cash equivalents, ending of period	$1,971,129	$256,450

As of December 31, 2019, the Company had $1,971,129 of cash and cash equivalents, an increase of $1,714,679 from our cash balance at December 31, 2018. The increase occurred because our operations during 2019 yielded $11,847,403 in cash. The primary reasons that cash provided by operations so far exceeded our net income of $1,268,659 in 2019 were:

●	Our accounts receivable balance was reduced by $3,552,836, including the $2,724,389 increase in our allowance for doubtful accounts.

●	Our net income was reduced by a depreciation charge of $2,212,022.

●	We increased amounts due to related parties by $1,701,047 by delaying lease payments due to our Chairman, Junsheng Zhang, and his affiliate.

●	We increased our accrued expenses and other current liabilities during 2019 by $957,243.

●	We increased our deferred tax payable account by $632,615.

At the same time, despite the $11,847,403 in cash provided by operations, our balance sheet at December 31, 2019 showed a working capital deficit of $1,401,549, representing a reduction of $6,210,834 from our working capital balance at December 31, 2018. The reduction was primarily attributable to:

●	our expenditure of $3,962,588 on fixed assets during 2019; and

●	our use of $6,108,976 in cash for financing activities, primarily payments on construction in progress and capital lease obligations.

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

Trends, Events and Uncertainties

Many residents of the City of Harbin, where all of our operations are located, have contracted COVID-19 during the current pandemic. As a result, the national and local government have imposed serious restrictions on business operations within the City, including mandatory quarantines. The quarantines have prevented Jiarun Hospital from carrying on its normal operations. As a result, the Company’s revenue and income will be substantially lower in 2020 until the pandemic is controlled and we can return to normal operations.

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
Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078
Email 電郵: info@czdcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Stockholders of

JRSIS Health Care Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JRSIS Health Care Corporation and subsidiaries (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, change in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of JRSIS Health Care Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has a significant accumulated deficits and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.
We have served as the Company’s auditor since 2015.

Hong Kong, China

June 16, 2020

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	December 31,	December 31,
	2019	2018

Assets
Current Assets:
Cash and cash equivalents	$1,971,129	$256,450
Accounts receivable, net	4,583,835	8,213,015
Inventories	1,072,741	1,163,845
Other receivables	47,385	7,590
Prepayments	1,301,351	1,826,214
Amount due from related parties	-	149,811
Deferred expenses	257,203	291,104
Deposits for capital leases-current portion	280,422	72,700
Total current assets	9,514,066	11,980,729
Construction in progress	-	803,257
Property and equipment, net	22,838,622	37,723,969
Long term deferred expenses	2,978,936	1,238,455
Deposits for capital leases	655,569	720,306
Right-of-use assets	15,641,489	-
Total assets	$51,628,682	$52,466,716

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$3,619,442	$3,635,761
Notes payable	358,382	668,175
Deposits received	24,487	14,213
Amount due to related parties	1,794,540	109,147
Other payable	10,752	49,707
Deferred tax payable	245,943	107,365
Tax payable	12,047	41,156
Payroll payable	1,395,034	383,943
Capital lease obligations - current portion	2,680,421	2,161,977
Convertible Note	774,567	-
Total current liabilities	10,915,615	7,171,444
Warrant liabilities	110,840	-
Capital lease obligations	13,295,933	19,380,209
Deferred tax payable	1,702,752	1,231,462
Other capital lease payable	2,616,691	2,651,084
Total liabilities	$28,641,831	$30,434,199

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 17,975,999 and 14,975,000 issued and outstanding at December 31, 2019 and 2018, respectively	17,976	14,975
Additional Paid-in capital	22,825,787	2,191,363
Retained earnings	(6,788,652)	12,913,912
Other comprehensive income	(1,236,873)	(983,109)
Total shareholders’ equity of the Company	14,818,238	14,137,141
Non-controlling interest	8,168,613	7,895,376
Total shareholders’ equity	22,986,851	22,032,517
Total liabilities and shareholders’ equity	$51,628,682	$52,466,716

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2019	2018

Revenue:
Medicine	$10,778,239	$11,183,130
Patient services	20,685,194	17,219,629
Total revenue	31,463,433	28,402,759

Operating costs and expenses:
Cost of medicine sold	7,835,364	8,244,092
Medical consumables	4,671,611	3,960,634
Salaries and benefits	7,502,622	5,067,864
Office supplies	1,614,261	1,140,464
Vehicle expenses	312,857	188,483
Utilities expenses	576,804	499,852
Rentals and leases	124,763	109,326
Advertising and promotion expenses	53,449	78,696
Interest expense	1,112,000	1,133,935
Professional fee	337,260	222,412
Convertible notes expense	332,067	-
Warrant expense	110,840	-
Depreciation	2,212,022	1,764,765
Total operating costs and expenses	26,795,920	22,410,523
Earnings from operations before other income and income taxes	4,667,513	5,992,236
Other income (expenses)	(2,741,155)	(379,486)
Earnings from operations before income taxes	1,926,358	5,612,750
Income tax	657,699	2,765,650
Net income	1,268,659	2,847,100
Less: net income attributable to non-controlling interests	380,598	854,130
Net income attributable to the Company	$888,061	$1,992,970
Other comprehensive income:

Foreign currency translation adjustment attributable to non-controlling interests	(107,361)	(297,797)
Foreign currency translation adjustment attributable to the Company	(253,764)	(889,589)
Comprehensive income	$907,534	$1,659,714
Less: Comprehensive income attributable to non-controlling interests	273,237	556,333
Comprehensive income attributable to the Company	$634,297	$1,103,381
Basic earnings per share	$0.0530	$0.1333
Diluted earnings per share	0.0529	0.1333
Weighted average number of shares outstanding (Basic)	16,757,890	14,948,397
Weighted average number of shares outstanding (Diluted)	16,783,362	14,948,397

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non-Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2017	14,835,000	$14,835	$10,920,942	$(93,520)	2,051,503	7,339,043	$20,232,803
Net income	-	-	1,992,970	-	-	854,130	2,847,100
Shares issued	140,000	140			139,860		140,000
Foreign currency translation adjustment	-	-	-	(889,589)	-	(297,797)	(1,187,386)
Balance at December 31, 2018	14,975,000	$14,975	$12,913,912	$(983,109)	$2,191,363	$7,895,376	$22,032,517
Net income			888,061			380,598	1,268,659
Stock dividends	2,994,999	2,995	(20,590,625)	-	20,587,630		-
Shares issued	6,000	6			46,794		46,800
Foreign currency translation adjustment	-	-	-	(253,764)		(107,361)	(361,125)
Balance at December 31, 2019	17,975,999	$17,976	$(6,788,652)	$(1,236,873)	$22,825,787	$8,168,613	$22,986,851

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2019	2018
Cash Flows From Operating Activities
Net income	$1,268,659	$2,847,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,212,022	1,764,765
Interest	1,112,000	1,133,935
Amortization for long-term deferred assets	-	387,483
Loss on disposal of fixed assets	-	294,565
Convertible notes expense	332,067	-
Warrant expense	110,840	-
Changes in operating assets and liabilities:
Accounts receivable, net	3,552,836	(2,951,899)
Inventories	76,657	(288,677)
Amount due from related parties	139,617	1,578,970
Prepayments and other current assets	(288,924)	501,856
Accounts payable	30,176	1,966,667
Notes payable	-	151,142
Amount due to related parties	1,701,047	37,886
Deferred tax payable	632,615	1,391,702
Deposits received	10,548	8,573
Accrued expenses and other current liabilities	957,243	375,066
Net cash provided by operating activities	11,847,403	9,199,134

Cash Flows From Investing Activities
Purchases of fixed assets	(4,713,541)	(3,278,264)
Prepayment for construction in progress	-	(1,158,992)
Prepayment for fixed assets	750,953	(1,529,837)
Net cash used in investing activities	(3,962,588)	(5,967,093)

Cash Flows From Financing Activities
Proceeds from shareholders	-	140,000
Interest expenses	(1,112,000)	-
Payments on capital lease obligation	(8,095,323)	(3,622,715)
Derivative Financial Instruments	442,500	-
Non-cash issuance of common stock	46,800	-
Proceeds from finance lease	2,609,047	-
Repayment to bank	-	(440,462)
Net cash used in financing activities	(6,108,976)	(3,923,177)

Effect of exchange rate fluctuation on cash and cash equivalents	(61,160)	63,294
Net increase (decrease) in cash and cash equivalents	1,714,679	(627,842)

Cash and cash equivalents, beginning of period	256,450	884,292
Cash and cash equivalents, ending of period	$1,971,129	$256,450

Supplemental disclosure of cash flow information
Cash paid for income taxes	(54,106)	(1,303,288)
Cash paid for interest	(1,112,000)	(1,154,872)

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

The exchange rates used for foreign currency translation are as follows:

For the Year Ended December 31,
		2019	2018
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.9680 / 7.7876	6.8776 / 7.8317
Revenue and expenses	period average	6.9088 / 7.8351	6.6163 / 7.8375

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the years ended December 31, 2019 and 2018, no customer accounted for more than 10% of net revenue. As of December 31, 2019 and 2018, three and three customers accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2019
	2019	Level 1	Level 2	Level 3
Convertible Note	$774,567	$-	$-	$774,567
Warrant liability	$110,840	$-	$-	$110,840

A summary of changes in Warrant liability for the period ended December 31, 2019 was as follows:

Balance at January 1, 2019	$-
Issuance of warrants on May 30, 2019	77,995
Issuance of warrants on July 30, 2019	74,486
Change in fair value of warrant liability	(41,641)
Balance at December 31, 2019	110,840

The fair value of the outstanding warrants was calculated using the Binomial Option Pricing Model with the following assumptions at inception and on subsequent valuation date:

	December 31, 2019
Warrants	Labrys	Auctus
Market price per share (USD/share)	$6.5	$6.5
Exercise price (USD/share)	10.00	6.00
Risk free rate	1.679%	1.654%
Dividend yield	0%	0%
Expected term/Contractual life (years)	4.42	2.58
Expected volatility	54.62%	51.25%

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A summary of changes in Convertible Note for the period ended December 31, 2019 was as follows:

Balance at January 1, 2019	$-
Issuance of Convertible Note on July 15, 2019	192,500
Issuance of Convertible Note on July 30, 2019	250,000
Fair value loss on issuance of convertible notes	392,286
Change in fair value of convertible notes	(60,219)
Balance at December 31, 2019	774,567

The fair value of the outstanding Convertible Note was calculated using Monte Carlo simulation “MC simulation” method and the Binomial Option Pricing Model with the following assumptions at inception and on subsequent valuation date:

	December 31, 2019
Convertible Note	Harbor Gates 1	Auctus 2
Market price per share (USD/share)	$6.5	$6.5
Exercise price (USD/share)	$5	60% on lowest trading price
Risk free rate	1.663%	1.89%
Dividend yield	0%	0%
Expected term/Contractual life (years)	0.04	0.33
Expected volatility	21.22%	48.25%

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. ACCOUNTS RECEIVABLE, NET

	December 31
	2019	2018
Accounts receivable	$7,308,224	$8,237,369
Less: allowance for doubtful debts	2,724,389	24,354
	$4,583,835	$8,213,015

The Company experienced $2,700,035 and $nil bad debts record in other income(expense) during the years ended December 31, 2019 and 2018. The allowance for doubtful debts was derived from two years old unreimbursed exceed insurance claim submitted by the Company to the Harbin Medical Insurance Management Center.

NOTE 4. INVENTORIES

At December 31, 2019 and 2018, inventories consist of the following:

	December 31
	2019	2018
Western medicine	$554,414	$809,499
Chinese herbal medicine	37,621	29,796
Medical material	475,916	321,477
Other material	4,790	3,073
	$1,072,741	$1,163,845

NOTE 5. PREPAYMENT

At December 31, 2019 and 2018, prepayment consists of the following:

	December 31
	2019	2018
Deposits on medical equipment	$744,569	$1,297,411
Heating fees	175,736	135,035
Others	381,046	393,768
	$1,301,351	$1,826,214

NOTE 6. PROPERTY AND EQUIPMENT

At December 31, 2019 and 2018, property and equipment, at cost, consist of:

	December 31,
	2019	2018
Transportation equipment	$1,184,896	$1,000,303
Medical equipment	17,291,984	15,001,892
Electrical equipment	1,842,552	1,649,229
Office equipment and other	964,669	813,635
Buildings	23,700,288	24,011,797
Software	185,043	138,366
Total fixed assets at cost	45,169,432	42,615,222
Accumulated depreciation	(7,021,013)	(4,891,253)
Total fixed assets, net	$38,148,419	$37,723,969
Reclass to Right-of-use assets	(15,309,797)	-

Depreciation expense was $2,212,022 and $1,764,765 for the years ended December 31, 2019 and 2018, respectively.

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

The current portions of the prepaid consulting and decoration fees were recorded as deferred expenses of $257,203 and 291,104 as of December 31, 2019 and 2018. The long-term deferred expenses were $2,978,936 and $1,238,455 as of December 31, 2019 and 2018.

The Company recorded consulting fees of $65,306 and $68,193, and decoration fees of $224,485 and $149,105 for the year ended December 31, 2019 and 2018, respectively.

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

The leasing agreement for our hospital building contains the following provisions:

●	Rental payments of RMB7,000,000 (equivalent to $1,004,593) per year, payable at the beginning of September.

●	An option allowing the lessor to extend the lease for thirty years beyond the last renewal option exercised by the Company.

●	A guarantee by the Company that the lessor will realize $nil from selling the asset at the expiration of the lease This lease is a capital lease because its term (30 years) exceeds 75% of the building’s estimated economic life. In addition, the present value ($15,185,032) of the minimum lease payments exceeds 90% of the fair value of the building ($15,721,295).

●	Accumulated annual amounts resulting from applying an interest rate of 6.55% to the balance of the lease obligation at the beginning of each year. The lease obligation is increased by the amount of the prior year’s interest, the amount of the net rental payment at the beginning of each year; and this amount represents the guaranteed residual value at the end of the lease term.

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

On March 25, 2019 Jiarun entered into a sale and leaseback agreement for the sale-leaseback of properties from Haitong Hengxin International Leasing Company Limited, with a collective net value of $2,609,047.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company’s accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $15.64 million and $15.98 million, respectively, as of December 31, 2019.

As of December 31, 2019, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

December 31, 2019
Assets
Operating lease assets	$331,693
Finance lease assets	15,309,796
Total	$15,641,489
Liabilities
Current
Operating lease liabilities	111,414
Finance lease liabilities	2,569,007
Long-term
Operating lease liabilities	220,279
Finance lease liabilities	13,075,654
Total	$15,976,354

The future minimum lease payments for annual capital lease obligation as of December 31, 2019 are as follows:

Year	Amounts
2020	$2,243,062
2021	1,462,976
2022	445,398
Thereafter	11,493,225
Total	$15,644,661

The Company recorded finance interest lease fees of $1,166,100 and $1,178,074 for the year ended December 31, 2019 and 2018.

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2020	111,414
2021	122,038
2022	98,241
331,693

The Company recorded operating lease expense of $124,763 and $109,326 for the year ended December 31, 2019.

At December 31, 2019 right-of-use assets consist of:

	December 31, 2019
	Operating lease	Finance lease	Total
Lease assets	$432,892	$16,390,259	$16,823,151
Accumulated amortization	(101,199)	(1,080,463)	(1,181,662)
Total right-of-use assets, net	$331,693	$15,309,796	$15,641,489

The Company recorded finance lease amortization expense of $1,080,463 and $nil in depreciation and amortization for the year ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, the amount of depreciation and amortization was $2,212,022, also included general property and equipment depreciation of $1,131,559.

The Company recorded operating lease expense of $124,763 and $109,26 for the year ended December 31, 2019 and 2018, including operating lease amortization expense of $101,199 and $nil for the year ended December 31, 2019 and 2018, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Financial Instruments

The Company has adopted the provisions of ASC subtopic 825-10, Financial Instruments (“ASC 825-10”). ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Debt derivatives – In May and July of 2019, the Company issued three convertible promissory notes to Labrys Fund, LP. Auctus Fund, LLC and Harbor Gates Capital, LLC The Notes were convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives relating to certain anti-dilutive (reset) provisions in the Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and record the change in fair value as of each subsequent reporting date.

During 2019 the Company satisfied the Note issued to Lbrys Fund, LP. At December 31, 2019, the Company marked to market the fair value of the other two debt derivatives and determined a fair value of $774,567. The Company recorded a loss from issuance expense and change in fair value of debt derivatives of $392,286 and $-60,219 for the year ended December 31, 2019. The fair value of the embedded derivatives was determined using Monte Carlo simulation “MC simulation” method and Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 21.22% and 48.25%, (3) weighted average risk-free interest rate of 1.66% and 1.89% (4) expected life of 0.04 and 0.33 year, and (5) the quoted market price of the Company’s common stock at each valuation date.

At December 31, 2018, the Company had no debt derivatives.

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

At December 31, 2019, the Company marked to market the fair value of the warrant liability and determined a fair value of $110,840. The Company recorded a loss from issuance expense and change in fair value of warrant liability of $152,481 and $-41,642 for the year ended December 31, 2019. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 54,62% and 51.25%, (3) weighted average risk-free interest rate of 1.679% and 1.654 (4) expected life of 4.42 and 2.58 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

NOTE 10. NON-CONTROLLING INTERESTS

Jiarun is the Company’s majority-owned subsidiary, which is consolidated in the Company’s financial statements with a non-controlling interest (NCI) recognized. The Company holds 70% interest of Jiarun as of December 31, 2019 and 2018.

As of December 31, 2019 and 2018, NCI in the consolidated balance sheet was $8,168,613 and $7,895,376, respectively. For the year ended December 31, 2019, the comprehensive income attributable to shareholders’ equity and NCI is $634,297 and $273,237, respectively. For the year ended December 31, 2018, the comprehensive income attributable to shareholders’ equity and NCIs is $1,103,381 and $556,333, respectively.

NOTE 11. REVENUE

The Company’s revenue consists of medicine sales and patient care revenue.

	For the Year Ended December 31,
	2019	2018
Medicine:
Western medicine	$8,331,289	$8,613,196
Chinese medicine	1,398,311	1,753,625
Herbal medicine	1,048,639	816,309
Total medicine	$10,778,239	$11,183,130

Patient services:
Medical consulting	$9,636,511	$8,720,373
Medical treatment	9,941,595	8,106,483
Others	1,107,088	392,773
Total patient services	$20,685,194	$17,219,629

	$31,463,433	$28,402,759

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

The following table shows the components of the allowance for US income tax recorded for 2019:	Amounts
Loss before income tax	$(384,060)
Tax rate at 21%	(80,653)
Disallowed tax losses	80,653
Income tax expense	$-

BVI

JHCL was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income tax.

Hong Kong

Runteng was incorporated in Hong Kong and is subject to Hong Kong profits tax. Runteng is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%.

The following table shows the components of the allowance for Hong Kong income tax recorded for 2019:	Amounts
Loss before income tax	$(17,377)
Tax rate at 16.5%	(2,861)
Disallowed tax losses	2,861
Income tax expense	$-

PRC

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

The following table shows the components of the allowance for PRC income tax recorded for 2019:	Amounts
Income tax expense	$25,084
Income tax: 2019 deferred	632,615
Tax expense from continuing operation	$657,699

Reconciliation:	Amounts
Income tax at statutory rate	$657,699
Tax expense from continuing operation	$657,699

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the purchase of eligible equipment on the condition that the unit price of each item of equipment or machinery is individually less than RMB 5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2018 the Company purchased Eligible Equipment for RMB 21.32 million, with $632,615 deferred income tax, creating differences between the tax treatment mandated by the Chinese government and GAAP tax treatment.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions in the past two years:

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

(d) Heilongjiang Province Runjia Medical Equipment Company Limited, owned by Junsheng Zhang

(e) Jiarun Super Market Co., Ltd,. owned by Junsheng Zhang

(f) Harbin Qi-run Pharmacy Limited, owned by Junsheng Zhang

(g) Yanhua Xing and Weiguang Song, the former shareholders of JHCL

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2019	2018
Harbin Baiyi Real Estate Development Co., Ltd,	$-	$99,811
Junsheng Zhang	-	46,500
Yanhua Xing	-	2,450
Weiguang Song	-	1,050
	$-	$149,811

Amount due from Baiyi mainly represented the deposit for the outpatient building decoration. The Company had paid a deposit of $99,811 in 2018.

Amount due from Junsheng Zhang, Yanhua Xing and Weiguang Song, who are the prior shareholders of JHCL, was mainly for the paid-in capital to which they had committed.

The amount due from related parties became $ Nil in 2019.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2019	2018
Harbin Jiarun Pharmacy Co., Ltd	$-	$1,211
Heilongjiang Province Runjia Medical Equipment Co., Ltd	4,306	1,614
Jiarun Super Market Co., Ltd.	-	39,042
Harbin Baiyi Real Estate Development Co., Ltd,	1,043,131	-
Harbin Qi-run Pharmacy Co., Ltd	-	17,280
Junsheng Zhang	747,103	50,000
	$1,794,540	$109,147

Amount due to Harbin Jiarun Pharmacy Co., Ltd., Harbin Qi-run Pharmacy Co., Ltd. And Heilongjiang Province Runjia Medical Equipment Company Limited were mainly the balance due for purchase of medicine and medical material from these three companies.

Amount due to Baiyi mainly represented the debt for the inpatient and outpatient building extension decoration and beauty center decoration.

Amounts due to Junsheng Zhang represented amounts paid by Mr. Zhang for the daily operation of the company.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

Related parties’ transactions

Purchase of medicine and medical material from related parties consisted of the following for the periods indicated:

	For the Year ended December 31,
Name of related parties	2019	2018
Harbin Jiarun Pharmacy Co., Ltd	$86,304	$229,498
Heilongjiang Province Runjia Medical Equipment Co., Ltd	7,377	5,965
Harbin Qi-run Pharmacy Co., Ltd	-	28,770
	$93,681	$264,233

Deposits for capital leases and capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease its hospital complex from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of December 31, 2019, the Company had deposits for capital leases and capital lease obligations of $430,540 and $12,253,578, respectively. As of December 31, 2018, the Company had deposits for capital leases and capital lease obligations of $436,199 and $12,817,373, respectively.

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

	December 31
	2019	2018
Numerator:
Net income available to common stockholders	$888,061	$1,992,970
Denominator:
Basic weighted-average number of shares outstanding	16,757,890	14,948,397
Diluted weighted-average number of shares outstanding	16,783,362	14,948,397
Net income per share:
Basic	$0.0530	$0.1333
Diluted	0.0529	0.1333

NOTE 15. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of December 31, 2019 and 2018.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of December 31, 2019 and 2018.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 16. COMMON STOCK

During 2019 the Company issued 2,994,999 shares of restricted common stock for 20% Stock dividends, and issued 6,000 shares of restricted common stock for Employee Compensation. These issued was made pursuant to SEC Regulation S to eight non-US persons during 2019, and accordingly was exempt from registration.

NOTE 17. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a $6,788,652 negative retained earnings or accumulated deficit as of December 31, 2019; in addition, the Company’s total current liabilities exceeded its current assets by $1,401,549. These factors raised substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To continue as a going concern, the Company is actively pursuing additional funding and strategic partners to enable it to implement its business plan. In addition, the Company is also working to devote more efforts to improve its operation and generate more profits. Management believes that these actions will allow the Company to continue its operations through the next fiscal year.

NOTE 18. SUBSEQUENT EVENTS

On January 23, 2020, the Company issued 38,332 shares to Labrys Fund, LP in full satisfaction of a common stock purchase warrant that the Company had sold to Labrys Fund, LP during 2019.

On February 11, 2020, the Company fully satisfied the Promissory Note that it had issued to Harbor Gates Capital LLC in August 2019.

On February 27, 2020, Auctus Fund, LLC converted into 2,000 shares of the Company's common stock with $2,400 in accrued interest and fees arising under the Promissory Note it had purchase from the Company in July 2019.

On April 30, 2020, the Company fully satisfied the Promissory Note that it issued to Auctus Fund, LLC in July 2019

The outbreak of COVID-19 is spreading over multiple countries and becoming the current pandemic, the national and local government agents have imposed serious restrictions on travel, business operations and even locked-down the city in order to encounter with the virus, as a result, the Company's revenue and income for the first six months of 2020 will be anticipated substantially lower than that were reported for the first six months of 2019.

The Management of the Company determined that there were no other material reportable subsequent events to be required to disclose except the above mentioned items.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 as a result of the material weaknesses discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019, as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. Management determined that the following material weakness in our internal control over financial reporting

●	Inadequate and ineffective controls over accounting for income taxes. We did not have adequate design or operation of controls that provide reasonable assurance that the accounting for income taxes, including the related financial statement disclosures, were in accordance with U.S. GAAP. Specifically, we did not have sufficient technical expertise in the income tax function to provide adequate review and control with respect to the (a) identification and ongoing evaluation of uncertain tax positions in foreign tax jurisdictions; (b) complete and accurate recording of deferred tax assets and liabilities due to differences in accounting treatment for book and tax purposes; and (c) complete and accurate recording of inputs to the consolidated income tax provision and related accruals.

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

Remediation Plans

Management is committed to remediating the material weakness in a timely fashion. We have begun the process of executing remediation plans that address the material weakness in internal control over financial reporting relating to accounting for income taxes. Specifically, we hired internal personnel dedicated to managing the income tax function to enhance our expertise in determining the appropriate accounting for material and complex tax transactions. In addition, management’s planned actions to further address the material weakness include:

●	Review of tax accounting process to identify and implement enhanced tax accounting processes and related internal control procedures;

●	Enhancement of our process and internal controls related to the preparation of tax accounting position papers documenting our analysis and conclusions for all technical tax accounting matters, and

●	Establish training and education programs for financial personnel responsible for income tax accounting.

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

Management believes the measures described above and others that will be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. We expect these remedial actions and or other actions related to this material weakness to be effectively implemented in 2020 in order to successfully remediate the material weakness reported within this Form 10-K by December 31, 2020.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and not required to provide such an attestation report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position	Director Since
Junsheng Zhang	54	President, Chairman of the Board and Director	2013
Lihua Sun	51	Chief Executive Officer and Director	2013
Xuewei Zhang	32	Chief Financial Officer and Director	2013
Yanhui Xing	37	Director	2013
Yanming Zhang	23	Director	2018
Dianjun Mu	54	Director	2020
Suya Li	62	Chief Operating Officer	--

Junsheng Zhang, was co-founder of our operating subsidiary, Jiarun Hospital, in 2006, and has managed Jiarun Hospital since that date. He has also served as Chairman and President of JRSIS Health Care Corporation since it was founded in 2013. From 1990 to 2011, Mr. Zhang was employed by medical suppliers, first as General Manager of Dongtai Medical Ltd., then as CEO of Dahua Medical Ltd. Mr. Zhang earned a Bachelor Degree and an EMBA degree from Peking University. He was appointed to serve on the JRSIS Board to provide his familiarity with the operations of JRSIS and his experience in the management of medical enterprises. Mr. Zhang is the spouse of Lihua Sun, our Chief Executive Officer, and father of Xuewei Zhang, our Chief Financial Officer.

Lihua Sun was co-founder of our operating subsidiary, Jiarun Hospital, in 2006, and has served in its management since that date. She has also served as Chief Executive Officer of JRSIS Health Care Corporation since it was founded in 2013. Prior to joining Jiarun Hospital, Ms. Sun was employed as General Manager of Ankang Medicine in Harbin City, and as a Director of Heilongjiang Dahua Medicine Co., Ltd. Ms. Sun was appointed to serve on the JRSIS Board to provide her familiarity with the operations of JRSIS and her experience in the management of medical enterprises. Ms. Sun is the spouse of Junsheng Zhang, our Chairman and President, and mother of Xuewei Zhang, our Chief Financial Officer.

Xuewei Zhang was first employed as finance manager of Jiarun Hospital in 2009, and has served as Chief Financial Officer of JRSIS Health Care Corporation since it was founded in 2013. Ms. Zhang earned a bachelor degree from the University of Exeter. Ms. Zhang was appointed to serve on the JRSIS Board to provide her familiarity with the financial operations of Jiarun Hospital. Ms. Zhang is the daughter of Junsheng Zhang, our Chairman and President, and of Lihua Sun, our Chief Executive Officer.

Yanhui Xing has been employed since 2010 as Assistant CEO of Eden Hall Global Capital Co., Ltd., a financial advisory firm located in Hong Kong. From 2003 to 2010, Ms. Xing held various positions in financial management, primarily in New Zealand. Prior to that period, Ms. Xing served for three years in an international accounting firm. She earned a Masters Degree in Banking and a Bachelors Degree in Accounting. Ms. Xing was appointed to serve on the JRSIS Board to provide her experience in financial management.

Yanming Zhang has been employed since 2018 as a budget officer by China Construction Second Engineering. From 2017 to 2018 he was employed as a communications specialist by the Harbin Acheng District Justice Bureau. In 2018 Mr. Zhang earned a Bachelors Degree from the China University of Geosciences. Mr. Zhang was appointed to serve on the JRSIS Board of Directors to provide his experience with China’s legal system.

Dianjun Mu was most recently employed by Tonghe County People’s Hospital, where he worked from 1998 to 2019 as Chief Financial Officer, from 1993 to 1998 as Chief of Internal Medicine, and from 1989 to 1991 as a physician. Mr. Mu earned a medical degree from Mudanjiang Medical University in 1989, and studied accounting at the Harbin Medical University from 1991 to 1993.

Suya Li has been employed in administration of Jiarun Hospital since 2016. From 2012 to 2016 Ms. Li was employed as Chief Operating Officer of Heilongjiang Victoria Maternity Hospital. From 2001 to 2011, Ms. Li was employed as Branch Secretary by the Harbin City Health Supervision Institute. Ms. Li earned a Bachelors Degree in 2001 from the Harbin Medical University.

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

During the fiscal year of 2019, our Board of Directors had one meeting, including meetings that were held by means of a conference telephone call. The Board of Directors also acted by unanimous written consent on several occasions.

Board Committees

Audit Committee

Our Audit Committee was established in September 2018 and currently is comprised of Mr. Dianjun Mu, Ms. Xuewei Zhang and Mr. Yanming Zhang. Mr. Dianjun Mu serves as chairperson of the Audit Committee. Our Board has determined that Mr. Dianjun Mu is an “audit committee financial expert” as defined by the regulations promulgated by the SEC, by reason of his experience as a Supervisor for a firm of certified public accountants in the PRC. Mr. Dianjun Mu and Mr. Yanming Zhang are “independent” directors, as defined in the OTCQX Rules of U.S. Companies.

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

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer for services during the fiscal years ended December 31, 2019, 2018 and 2017. There was no executive officer to whom we paid or accrued amounts in excess of $100,000 as compensation for services during 2019.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Lihua Sun	2019	10,132	—	—	—	—	—	—	10,132
CEO/Director	2018	7,028	—	—	—	—	—	—	7,028
	2017	6,215	—	—	—	—	—	—	6,215

Amounts of compensation for 2019, 2018 and 2017, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

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

The percentage ownership information shown in the table below is calculated based on 18,016,331 shares of our common stock issued and outstanding.

Amount and
Nature
of Beneficial
Title of Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Junsheng Zhang	13,392,000	74.33%
	President, Chairman of the board.	Direct
Common Stock	Lihua Sun	-	-
CEO, Director
Common Stock	Xuewei Zhang	-	-
CFO, Director
Common Stock	Yanhui Xing	2,200	0.01%
	Director	Direct
Common Stock	Yanming Zhang	-	-
Independent Director
Common Stock	Dianjun Mu	-	-
Independent Director
	All Officers and Directors as a Group (7 persons)	13,394,200	74.34%

As a result of the ownership by our Chairman of 74.33% of the outstanding shares, our Chairman will have significant influence to:

●	Elect or defeat the election of our directors;

●	Amend or prevent amendment of our articles of incorporation or bylaws;

●	Effect or prevent a merger, sale of assets or other corporate transaction; and

●	Affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to effect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions since the beginning of the 2019 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”), except as follows:

In 2013 our subsidiary, Jiarun, leased its hospital building complex from Harbin Baiyi Real Estate Development Co., Ltd., which is owned by Junsheng Zhang, the Company’s Chairman of the Board. Pursuant to the Lease, Jiarun paid Harbin Baiyi Real Estate Development Co., Ltd. a rental fee of RMB7,000,000 (US$1,004,593) in September 2019 for the period from that date through August 31, 2020.

During 2019 Jiarun purchased pharmaceuticals and medical equipment from companies owned by Junsheng Zhang, the Company’s Chairman of the Board. The aggregate purchase price accrued during 2019 was $93,681.

Independent Directors

Based upon information submitted by Mr. Dianjun Mu and Mr. Yanming Zhang, the Board has determined that each of them is “independent”, as defined in the OTCQX Rules of U.S. Companies. No director will be considered “independent” unless the Board affirmatively determines that the director has no direct or indirect relationship with the Company that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.   Principal Accounting Fees and Services.

We were billed by our independent public accounting firm, Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited). for the following professional services it performed for us during the years ended December 31, 2019 and 2018 as set forth in the table below.

	Year Ended December 31,
	2019	2018
Audit fees	$68,000	$83,000
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Name	Exhibit
3.1	Articles of Incorporation of Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant - filed as an exhibit to the Current Report on Form 8-K filed on September 6, 2018 and incorporated herein by reference.
3.5	Certificate of Incumbency on January 22, 2014 (1)
10.2	Financial Leasing Contract (1)
10.3	Agreement on Modification to Contract and Articles of Association (1)
10.4	Supplementary Description Terms for the Articles of Harbin Jiarun Hospital Co., Ltd (1)
10.5	Rent exemption Agreement (1)
10.6	The shareholder investment confirmation letter (1)
21	Subsidiaries of the Company
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the same exhibit filed with our registration statement on Form S1, as amended (File No. 333-194359).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION

Date: June 16, 2020	By:	/s/ Lihua Sun
Lihua Sun
Chief Executive Officer
Principal Executive Officer

Date: June 16, 2020	By:	/s/ Xuewei Zhang
Xuewei Zhang
Chief Financial Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Junsheng Zhang	President, Chairman of the Board and Director	June 16, 2020
Junsheng Zhang

/s/ Lihua Sun	Chief Executive Officer and Director	June 16, 2020
Lihua Sun

/s/ Xuewei Zhang	Chief Financial Officer and Director	June 16, 2020
Xuewei Zhang

/s/ Yanhui Xing	Director	June 16, 2020
Yanhui Xing

/s/ Yanming Zhang	Director	June 16, 2020
Yanming Zhang

/s/ Dianjun Mu	Director	June 16, 2020
Dianjun Mu