Form 10-Q
period 2020-03-31
JRSIS HEALTH CARE Corp
filed 2020-06-29
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of the date of filing of this report, there were outstanding 18,016,331 shares of the issuer’s common stock, par value $0.001 per share.

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

Furthermore, the Form 10-Q for the quarter ended March 31, 2020 cannot be filed not after the Form 10-K for the year ended December 31, 2019 has been filed. Finally, on June 16, 2020, the Company filed the Form 10-K.

The Company is herein filing the Form 10-Q after Form 10-K had been filed and all the required procedures and process were completed.

i

ii

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the year ended December 31, 2020.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$707,191	$1,971,129
Accounts receivable, net	3,766,204	4,583,835
Inventories	1,123,957	1,072,741
Other receivables	55,420	47,385
Prepayments	1,337,553	1,301,351
Deferred expenses	434,805	257,203
Deposits for capital leases-current portion	48,184	280,422
Total current assets	7,473,314	9,514,066
Construction in progress	36,352	-
Property and equipment, net	22,872,761	22,838,622
Long term deferred expenses	2,625,766	2,978,936
Deposits for capital leases	644,328	655,569
Right-of-use assets	14,733,102	15,641,489
Total assets	$48,385,623	$51,628,682

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$3,748,386	$3,619,442
Notes payable	263,188	358,382
Deposits received	21,233	24,487
Amount due to related parties	331,075	1,794,540
Other payable	14,036	10,752
Deferred tax payable-current	172,020	245,943
Tax payable	196	12,047
Payroll payable	432,826	1,395,034
Lease obligation-current portion	2,476,359	2,680,421
Convertible note	593,905	774,567
Total current liabilities	8,053,224	10,915,615
Deferred tax payable	1,797,168	1,702,752
Warrant liabilities	110,559	110,840
Lease obligation	12,778,864	13,295,933
Other capital lease payable	2,571,824	2,616,691
Total liabilities	$25,311,639	$28,641,831

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 18,016,331 and 17,975,999 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	18,016	17,976
Additional Paid-in capital	23,085,905	22,825,787
Retained earnings	(6,633,129)	(6,788,652)
Other comprehensive income	(1,580,700)	(1,236,873)
Total shareholders’ equity of the Company	14,890,092	14,818,238
Non-controlling interest	8,183,892	8,168,613
Total shareholders’ equity	23,073,984	22,986,851
Total liabilities and shareholders’ equity	$48,385,623	$51,628,682

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue:
Pharmaceuticals	$1,835,709	$2,814,548
Patient services	4,152,290	4,757,555
Total revenue	5,987,999	7,572,103
Operating costs and expenses:
Cost of pharmaceuticals sold	1,224,887	2,415,132
Medical consumables	932,532	872,592
Salaries and benefits	1,914,777	1,539,079
Office supplies	195,597	389,360
Vehicle expenses	46,135	81,935
Utilities expenses	219,945	196,316
Operating leases expense	43,630	28,163
Advertising and promotion expenses	139	25,360
Interest expense	175,834	225,860
Professional fee	7,625	41,288
Convertible notes expense	21,542	-
Warrant expense	248,877	-
Depreciation and amortization	579,947	538,224
Total operating costs and expenses	5,611,467	6,353,309
Earnings from operations before other income and income taxes	376,532	1,218,794
Other income	(4,446)	(5,615)
Earnings from operations before income taxes	372,086	1,213,179
Income tax	57,169	255,792
Net income	314,917	957,387
Less: net income attributable to non-controlling interests	159,394	288,799
Net income attributable to the Company	$155,523	$668,588
Comprehensive income:
Foreign currency translation adjustment	(487,942)	524,928
Foreign currency translation adjustment attributable to non-controlling interests	(144,115)	170,771
Foreign currency translation adjustment attributable to the Company	(343,827)	354,157
Comprehensive income	$(173,025)	$1,482,315
Less: Comprehensive income attributable to non-controlling interests	15,279	459,570
Comprehensive income attributable to the Company	$(188,304)	$1,022,745
Basic earnings per share	$0.00864	$0.0446
Diluted earnings per share	$0.00863	$0.0446
Weighted average number of shares outstanding (Basic)	18,005,761	14,975,000
Weighted average number of shares outstanding (Diluted)	18,026,761	14,975,000

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2018	14,975,000	$14,975	$12,913,912	$(983,109)	$2,191,363	$7,895,376	$22,032,517
Net income	-	-	668,588	-	-	288,799	957,387
Foreign currency translation adjustment	-	-	-	354,157	-	170,771	524,928
Balance at March 31, 2019	14,975,000	14,975	13,582,500	(628,952)	2,191,363	8,354,946	23,514,832

Balance at December 31, 2019	17,975,999	$17,976	$(6,788,652)	$(1,236,873)	$22,825,787	$8,168,613	$22,986,851
Net income	-	-	155,523	-	-	159,394	314,917
Shares issued	40,332	40			260,118		260,158
Foreign currency translation adjustment	-	-	-	(343,827)	-	(144,115)	(487,942)
Balance at March 31, 2020	18,016,331	18,016	(6,633,129)	(1,580,700)	23,085,905	8,183,892	23,073,984

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$314,917	$957,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	579,947	538,224
Interest expense	175,834	225,860
Convertible notes expense	21,542	-
Warrant expense	248,877	-
Changes in operating assets and liabilities:
Accounts receivable, net	776,626	(442,869)
Inventories	(70,689)	248,792
Amount due from related parties	(13,235)	118,061
Prepayments and other current assets	264,527	875,152
Accounts payable	187,569	476,760
Amount due to related parties	(12,194)	(4,699)
Deposits received	(2,878)	(5,089)
Payroll payable	(952,826)	-
Accrued expenses and other current liabilities	(43,991)	272,288
Net cash provided by operating activities	1,474,026	3,259,867

Cash Flows From Investing Activities
Purchases of property and equipment	(240,223)	(1,503,611)
Prepayment for property and equipment acquisition	(332,933)	(454,761)
Payment of Construction in progress	(36,915)	(264,687)
Net cash (used in) investing activities	(610,071)	(2,223,059)

Cash Flows From Financing Activities
Payments of finance lease obligations	(202,468)	(687,952)
Interest expense	(175,834)	(225,860)
Payment for Convertible notes	(202,204)	-
Proceeds from finance lease	-	2,870,312
Payments to related parties	(1,500,774)	-
Net cash provided by (used in) financing activities	(2,081,280)	1,956,500

Effect of exchange rate fluctuation on cash and cash equivalents	(46,613)	23,870
Net increase (decrease) in cash and cash equivalents	(1,263,938)	3,017,178

Cash and cash equivalents, beginning of period	1,971,129	256,450
Cash and cash equivalents, ending of period	$707,191	$3,273,628

Supplemental disclosure of cash flow information
Cash paid for income taxes	(14,253)	(255,792)
Cash paid for interest	(175,834)	(225,860)

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

The exchange rates used for foreign currency translation are as follows:

For three months ended March 31,
		2020	2019
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	7.0896 / 7.7529	6.7111 / 7.8493
Revenue and expenses	period average	6.9814 / 7.7710	6.7464 / 7.8456

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For three months ended March 31, 2020 and 2019, no customer accounted for more than 10% of net revenue. As of March 31, 2020 and December 31, 2019, two and three customers accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2020
	2020	Level 1	Level 2	Level 3
Convertible Note	$593,905	$-	$-	$593,905
Warrant liability	$110,559	$-	$-	$110,559

A summary of changes in Warrant liability for three months ended March 31, 2020 was as follows:

Balance at January 1, 2020	$110,840
Change in fair value of warrant liability	248,877
Exercise in January, 2020	(249,158)
Balance at March 31, 2020	110,559

The fair value of the outstanding warrants was calculated using the Binomial Option Pricing Model with the following assumptions at inception and on subsequent valuation date:

March 31, 2020
Warrants	Auctus
Market price per share (USD/share)	$0.99
Exercise price (USD/share)	0.60
Risk free rate	0.473%
Dividend yield	0%
Expected term/Contractual life (years)	2.33
Expected volatility	62.78%

A summary of changes in Convertible Note for three months ended March 31, 2020 was as follows:

Balance at January 1, 2020	$774,567
Change in fair value of convertible notes	21,542
Paid in February, 2020	(202,204)
Balance at March 31, 2020	593,905

The fair value of the outstanding Convertible Note was calculated using Monte Carlo simulation “MC simulation” method and the Binomial Option Pricing Model with the following assumptions at inception and on subsequent valuation date:

March 31, 2020
Convertible Note	Auctus
Market price per share (USD/share)	$0.99
Exercise price (USD/share)	60% of lowest trading price
Risk free rate	0.99%
Dividend yield	0%
Expected term/Contractual life (years)	0.08
Expected volatility	180.12%

In May and July, 2019, the Company issued three convertible promissory notes, one each to Labrys Fund, LP, Auctus Fund, LLC and Harbor Gates Capital, LLC. On October 31, 2019, the Company repaid the convertible promissory note issued to Labrys Fund, LP, On February 11, 2020, the Company repaid the convertible promissory note issued to Harbor Gates Capital, LLC. Therefore, the Labrys’ and Harbor Gates’ Convertible Notes have no fair value as of each subsequent reporting date.

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

NOTE 3. ACCOUNTS RECEIVABLE, NET

	March 31	December 31
	2020	2019
	(Unaudited)
Accounts receivable	$6,443,880	$7,308,224
Less: allowance for doubtful debts	2,677,676	2,724,389
	$3,766,204	$4,583,835

The Company experienced $ nil bad debts during three months ended March 31, 2020 and 2019. The allowance for doubtful debts as of March 31, 2020 and December 31, 2019 was derived from two years old unreimbursed exceed insurance claim submitted by the Company to the Harbin Medical Insurance Management Centre.

NOTE 4. INVENTORIES

At March 31, 2020 and December 31, 2019, inventories consist of the following:

	March 31	December 31
	2020	2019
	(Unaudited)
Western pharmaceuticals	$621,801	$554,414
Chinese herbal medicine	29,192	37,621
Medical material	468,092	475,916
Other material	4,872	4,790
	$1,123,957	$1,072,741

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 5. PREPAYMENT

At March 31, 2020 and December 31, 2019 prepayment consists of the following:

	March 31	December 31
	2020	2019
	(Unaudited)
Deposits on medical equipment	$838,195	$744,569
Heating fees	24,675	175,736
Others	474,683	381,046
	$1,337,553	$1,301,351

NOTE 6. PROPERTY AND EQUIPMENT

At March 31, 2020 and December 31, 2019, property and equipment, at cost, consist of:

	March 31,	December 31,
	2020	2019
	(Unaudited)
Transportation equipment	$1,164,579	$1,184,896
Medical equipment	17,367,129	17,291,984
Electrical equipment	1,816,601	1,842,552
Office equipment and others	954,209	964,669
Buildings	23,293,918	23,700,288
Software	181,870	185,043
Total fixed assets at cost	44,778,306	45,169,432
Accumulated depreciation	(7,471,727)	(7,021,013)
Total fixed assets, net	$37,306,579	$38,148,419
Reclass to Right-of-use assets	(14,433,818)	(15,309,797)

The Company recorded depreciation expense of $579,947 and 538,224 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 7. LONG TERM DEFERRED EXPENSES

On May 7, 2015, July 3, 2015 and October 16, 2015, Jiarun entered into three lease agreements to lease medical equipment from Hair Finance Leasing (China) Co., Ltd. (“Hair”), a third party, for a five-year period, in which Jiarun is required to pay a consulting fee to Hair for the services provided over the five years. During the year ended December 31, 2018, the Company paid approximately $1.6 million for the decoration of its outpatient building and the two Branch Hospitals. The consulting and decoration fees paid but attributable to the current and subsequent accounting periods were accounted for as deferred expenses and long-term deferred expenses.

The current portion of the prepaid consulting and decoration fees were recorded as deferred expenses of $434,805 and $257,203 as of March 31, 2020 and December 31, 2019. The long-term deferred expenses were $2,625,766 and $2,978,936 as of March 31, 2020 and December 31, 2019.

The Company recorded consulting fee of $16,157 and $16,720, and decoration fees of $105,785 and $74,191 for the three months ended March 31, 2020 and 2019, respectively.

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

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company’s accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $14.73 million and $15.26 million, respectively, as of March 31, 2020.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

As of March 31, 2020, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Operating lease assets	$299,284	$331,693
Finance lease assets	14,433,818	15,309,796
Total	$14,733,102	$15,641,489
Liabilities
Current
Operating lease liabilities	112,118	111,414
Finance lease liabilities	2,364,241	2,569,007
Long-term
Operating lease liabilities	187,167	220,279
Finance lease liabilities	12,591,697	13,075,654
Total	$15,255,223	$15,976,354

The future minimum lease payments for annual capital lease obligation as of March 31, 2020 are as follows:

Year	Amounts
2020	$2,263,573
2021	1,351,395
2022	1,164,600
Thereafter	10,176,370
Total	$14,955,938

The Company recorded finance interest lease fees of $239,289 and $261,921 for the three months ended March 31, 2020 and 2019, respectively.

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2020	82,783
2021	119,946
2022	96,555
299,284

The company has recorded operating lease expense of $43,630 and $$28,163 for three months ended March 31, 2020 and 2019, respectively

At March 31, 2020 right-of-use assets, consist of:

	March 31, 2020 (Unaudited)			December 31, 2019
	Operating lease	Finance lease	Total	Operating lease	Finance lease	Total
Lease assets	$326,419	$14,706,545	$15,032,964	$432,892	$16,390,259	$16,823,151
Accumulated amortization	(27,135)	(272,727)	(299,862)	(101,199)	(1,080,463)	(1,181,662)
Total right-of-use assets, net	$299,284	$14,433,818	$14,733,102	$331,693	$15,309,796	$15,641,489

The Company recorded finance lease amortization expense of $272,727 and $209,932 in depreciation and amortization for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, the amount of depreciation and amortization was $579,947, also included general property and equipment depreciation of $307,220.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

The Company recorded operating lease expense of $43,630 and $28,163 for the three months ended March 31, 2020 and 2019, including operating lease amortization expense of $27,135 and $22,390 for the three months ended March 31, 2020 and 2019, respectively.

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

During 2019 and the first quarter of 2020, the Company satisfied the Notes issued to Labrys Fund, LP and to Harbor Gates Capital, LLC. At March 31, 2020, the Company marked to market the fair value of the other debt derivatives and determined a fair value of $593,905. The Company recorded a loss from change in fair value of debt derivatives of $21,542 for three months ended March 31, 2020. The fair value of the embedded derivatives was determined using Monte Carlo simulation “MC simulation” method and Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 180.12%, (3) weighted average risk-free interest rate of 0.99%, (4) expected life of 0.08 year, and (5) the quoted market price of the Company’s common stock at each valuation date.

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

In January 2020 the Company issued 38,322 shares of common stock to Labrys Fund, LP in full satisfaction of its warrant. At March 31, 2020, the Company marked to market the fair value of the Auctus Fund warrant liability and determined a fair value of $110,559. The Company recorded a loss from issuance expense and change in fair value of warrant liability of $248,877 for three months ended March 31, 2020. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 62.78%, (3) weighted average risk-free interest rate of 0.473%, (4) expected life of 2.33 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

NOTE 10. NON-CONTROLLING INTERESTS

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds a 70% equity interest in Jiarun as of March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, NCI on the consolidated balance sheet was $8,183,892 and $8,168,613, respectively, representing the 30% of Jiarun that is owned by Junsheng Zhang. For the three months ended March 31, 2020, the comprehensive income attributable to shareholders’ equity and NCI is $(188,304) and $15,279, respectively. For the three months ended March 31, 2019, the comprehensive income attributable to shareholders’ equity and NCI is $1,022,745 and $459,570, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 11. REVENUE

The Company’s revenue consists of pharmaceuticals sales and patient care revenue.

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Pharmaceuticals:
Western pharmaceuticals	$1,464,482	$2,210,930
Chinese medicine	170,303	364,710
Herbal medicine	200,924	238,908
Total pharmaceuticals	$1,835,709	$2,814,548

Patient services:
Medical consulting	$1,767,318	$2,033,864
Medical treatment	2,307,037	2,582,429
Others	77,935	141,262
Total patient services	$4,152,290	$4,757,555

	$5,987,999	$7,572,103

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

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2020 the Company purchased Eligible Equipment for RMB 2.72 million, with $54,741 deferred income tax, creating differences between the tax treatment mandated by the Chinese government and GAAP tax treatment.

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

(d) Heilongjiang Province Runjia Medical Equipment Company Limited, owned by Junsheng Zhang

(e) Jiarun Super Market Co., Ltd., owned by Junsheng Zhang

(f) Harbin Qi-run Pharmacy Limited, owned by Junsheng Zhang

(g) Yanhua Xing and Weiguang Song, the former shareholders of JHCL

Amount due from related parties

The amount due from related parties became $ Nil in 2020 and 2019.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
Name of related parties	2020	2019
	(Unaudited)
Harbin Jiarun Pharmacy Co., Ltd	$5,410	$-
Heilongjiang Province Runjia Medical Equipment Co., Ltd	3,386	4,306
Harbin Baiyi Real Estate Development Co., Ltd,	282,604	1,043,131
Junsheng Zhang	39,675	747,103
	$331,075	$1,794,540

Amount due to Harbin Jiarun Pharmacy Co., Ltd., and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly for the balance for purchase of pharmaceuticals and medical material from these companies.

Amount due to Baiyi mainly represented the debt for the inpatient and outpatient building extension decoration and beauty center decoration.

Amounts due to Junsheng Zhang represented the balance paid by Mr. Zhang for the daily operation of the Company.

Related parties’ transactions

Purchase of pharmaceuticals and medical material from related parties consisted of the following for the periods indicated:

	For three months ended March 31,
Name of related parties	2020	2019
Harbin Jiarun Pharmacy Co., Ltd	$5,494	$3,701
Heilongjiang Province Runjia Medical Equipment Co., Ltd	-	7,619
	$5,494	$11,320

Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of March 31, 2020, the Company has balance of deposits for capital leases and capital lease obligations of $432,158 and $12,236,474, respectively. As of December 31, 2019, the Company has balance of deposits for capital leases and capital lease obligations of $447,021 and $13,148,213, respectively.

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

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$155,523	$668,588
Denominator:
Basic weighted-average number of shares outstanding	18,005,761	14,975,000
Diluted weighted-average number of shares outstanding	18,026,761	14,975,000
Net income per share:
Basic EPS	$0.00864	$0.0446
Diluted EPS	$0.00863	$0.0446

NOTE 15. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency as of March 31, 2020 and December 31, 2019.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency as of March 31, 2020 and December 31, 2019.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 16. COMMON STOCK

During the first quarter of 2020, the Company issued 38,332 shares to Labrys Fund, LP in full satisfaction of a common stock purchase warrant that the Company had sold to Labrys Fund, LP during 2019, On February 27, 2020, Auctus Fund, LLC converted into 2,000 shares of the Company’s common stock with $2,400 in accrued interest and fees arising under the Promissory Note it had purchase from the Company in July 2019.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 17. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a $6,633,129 negative retained earnings or accumulated deficit as of March 31, 2020; in addition, the Company’s total current liabilities exceeded its current assets by $579,910. These factors raised substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 18. SUBSEQUENT EVENTS

On April 30, 2020, the Company fully satisfied the Promissory Note that it issued to Auctus Fund, LLC in July 2019

The outbreak of COVID-19 is spreading over multiple countries and becoming the current pandemic. The national and local government agents in China have imposed serious restrictions on travel, business operations and even locked-down Harbin City in order to counter the effect of the virus. As a result, the Company’s revenue and income for the first six months of 2020 will be substantially lower than were reported for the first six months of 2019.

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

Critical Accounting Policies and Management Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the period ended March 31, 2020, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results, as follows:

●	The determination, as set forth in Note 3 to our Financial Statements, that the $6,443,880 balance in accounts receivable as of March 31, 2020 warranted an allowance for doubtful accounts of $2,677,676. The determination was based on our review of the statement from Harbin Medical Insurance Management Center. Generally, the Center sets an insurance claim limit for the hospital. Although the hospital cannot refuse to receive patients, if the hospital receives too many patients and exceeds the claim limit, there is an excess insurance claim that may not be recoverable. During the next year or two, the Center will pay part of the excess insurance claim to the hospital from an insurance regulatory fund that is shared with all local hospitals that have excess insurance claims. In accordance with the principle of prudence, the Company made a determination that an excess insurance claim that had been outstanding for over two years without reimbursement should be treated as a doubtful account.

●	The determination to record depreciation of our principal medical property and equipment over an average useful life of approximately twenty years. (A quantification of that depreciation is set forth in Note 6 to our Financial Statements.) The determination was based primarily on our expectation that the useful life of our hospital facilities would exceed thirty years, based on the experience of comparable facilities in our location.

Results of Operations for Three Months Ended March 31, 2020 and 2019

The following table shows key components of the results of operations during three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Change
	2020	2019	$	%

Revenue:
Pharmaceuticals	$1,835,709	$2,814,548	$(978,839)	(35%)
Patient services	4,152,290	4,757,555	(605,265)	(13%)
Total revenue	5,987,999	7,572,103	(1,584,104)	(21%)
Operating costs and expenses:
Cost of pharmaceuticals sold	1,224,887	2,415,132	(1,190,245)	(49%)
Medical consumables	932,532	872,592	59,940	7%
Salaries and benefits	1,914,777	1,539,079	375,698	24%
Office supplies	195,597	389,360	(193,763)	(50%)
Vehicle expenses	46,135	81,935	(35,800)	(44%)
Utilities expenses	219,945	196,316	23,629	12%
Operating leases expense	43,630	28,163	15,467	55%
Advertising and promotion expenses	139	25,360	(25,221)	(99%)
Interest expense	175,834	225,860	(50,026)	(22%)
Professional fee	7,625	41,288	(33,663)	(82%)
Convertible notes expense	21,542	-	21,542	n/a
Warrant expense	248,877	-	248,877	n/a
Depreciation	579,947	538,224	41,723	8%
Total operating costs and expenses	5,611,467	6,353,309	(741,842)	(12%)
Earnings from operations before other income and income taxes	376,532	1,218,794	(842,262)	(69%)
Other (expenses) income	(4,446)	(5,615)	1,169	(21%)
Earnings from operations before income taxes	372,086	1,213,179	(841,093)	(69%)
Income tax	57,169	255,792	(198,623)	(78%)
Net income	314,917	957,387	(642,470)	(67%)
Less: net income attributable to non-controlling interests	159,394	288,799	(129,405)	(45%)
Net income attributable to the Company	$155,523	$668,588	$(513,065)	(77%)
Comprehensive income:
Foreign currency translation adjustment	(487,942)	524,928	(1,012,870)	(193%)
Foreign currency translation adjustment attributable to non-controlling interests	(144,115)	170,771	(314,886)	(184%)
Foreign currency translation adjustment attributable to the Company	(343,827)	354,157	(697,984)	(197%)
Comprehensive income	$(173,025)	$1,482,315	$(1,655,340)	(112%)

Revenue

Operating revenue for the three months ended March 31, 2020, which resulted primarily from pharmaceuticals revenue and patient services revenue, was $5,987,999, a decrease of 21% as compared with the operating revenue of $7,572,103 for the three months ended March 31, 2019. Revenue from the sale of pharmaceuticals decreased by 35%, while revenue from provision of patient services decreased by 13%. The decrease was primarily a result of restrictions imposed by government agencies on business operations within Harbin City in order to control the spread of COVID-19. These restrictions limited our ability to perform non-emergency medical services, which cause the number of treated inpatients during the first quarter of 2020 to fall by 39.2% to 3180 patients, compared with the 5227 patients treated at Jiarun Hospital in the first quarter of 2019.

Operating Costs and Expenses

Total operating costs and expenses were $5,611,467 for the three months ended March 31, 2020, a decrease of $741,842 or 12% as compared to $6,353,309 for the first quarter of 2019. Since revenue decreased by 21% quarter-to-quarter, the decrease of only 12% in operating costs and expenses caused a substantial reduction in the profitability of the Company’s operations. The primary components of the $741,842 decrease in costs and expenses were:

●	$1,190,245 decrease in cost of pharmaceuticals. As sales of pharmaceuticals decreased by 35%, the cost of the pharmaceuticals sold decreased by 49%. The decrease was attributable to both Western pharmaceuticals and Chinese traditional medicines, and primarily reflects decreases in reception of patients as a result of government-imposed lock-downs.

●	$375,698 increase in salaries and benefits, reflecting a $405,244 increase in salaries and $68,344 decrease in social insurance expense. This 24% increase in our labor costs was primarily caused by the initiation of operations at our two new branch hospitals. The increase exceeded the revenue increase attributable to the hospitals, as we incurred labor costs in preparation for full scale operations.

●	$193,763 decrease in office supplies, likewise primarily attributable to the effect of COVID-19 on our operations during 2020.

Income Taxes

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2020 the Company purchased Eligible Equipment for RMB 2.72 million, with $54,741 deferred income tax, creating differences between the tax treatment mandated by the Chinese government and GAAP tax treatment.

 Income from operations and net income

Income from Operations was $376,532 for the three months ended March 31, 2020, as compared with operating income of $1,218,794 for the three months ended March 31, 2019. After deducting other income and expenses as well as the provision for income tax, the Company’s net income for the three months ended March 31, 2020 was $314,917, representing a decrease of $642,470 or 67%, from $957,387 recorded for the three months ended March 31, 2019. The decrease of income from operations and net income for the three months ended March 31, 2020 were primarily due to aforementioned changes in operating revenue and expenses.

Our net income was produced by Jiarun. Because we own only 70% of the equity interest in Jiarun (the other 30% being owned by our Chairman, Junsheng Zhang), we reduced our net income for the three months period ended March 31, 2020 and 2019 by an allocation to the “non-controlling interests” of $159,394 and $288,799, respectively, before recognizing net income attributable to the Company. After those allocations, our net income attributable to the Company for the three months ended March 31, 2020 and 2019 was $155,523 ($0.0086 per share) and $668,588 ($0.0446 per share), respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2020 and 2019, foreign currency translation adjustments of $(487,942) (of which $(144,115) was attributable to the non-controlling interest) and $524,928 (of which $170,771 was attributable to the non-controlling interest), respectively, have been reported as other comprehensive income in the consolidated statements of operations and comprehensive income.

Liquidity and Capital Resources

As of March 31, 2020, the Company had $707,191 of cash and cash equivalents, a decrease of $1,263,938 from our cash balance at December 31, 2019. The decrease was primarily caused by our financing activities, which used $2,081,280 of cash during the first quarter of 2020.

Our working capital deficit at March 31, 2020 was $(579,910), an improvement of $821,639 from our deficit of $(1,401,549) in working capital at December 31, 2019. The increase was primarily attributable to cash provided by operating activities during the first quarter of 2020 ($1,474,026), which was used to satisfy payroll obligations, past-due lease payment obligations and related parties outstanding at December 31, 2019.

The primary non-cash component of our working capital at March 31, 2020 was accounts receivable totalling $3,766,204, representing an 18% decrease from our accounts receivable balance at December 31, 2019. The March 31, 2020 balance equalled to 63% of our total revenue for the quarter ended March 31, 2020. Nevertheless, we have carefully examined our accounts receivable and believe that our allowance for doubtful accounts remains appropriate, given our strong relationships with our corporate customers (who are responsible for most of our accounts receivable).

Cash Flows and Capital Resources

Our cash flows for the first quarters of 2020 and 2019 are summarized below:

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	1,474,026	3,259,867
Net cash used in investing activities	(610,071)	(2,223,059)
Net cash provided by (used in) financing activities	(2,081,280)	1,956,500
Effect of exchange rate fluctuation on cash and cash equivalents	(46,613)	23,870
Net increase(decrease) in cash and cash equivalents	(1,263,938)	3,017,178
Cash and cash equivalents, beginning of period	1,971,129	256,450
Cash and cash equivalents, ending of period	$707,191	$3,273,628

As of March 31, 2020, the Company had $707,191 of cash and cash equivalents, a decrease of $1,263,938 from our cash balance at December 31, 2019. The decrease occurred because we utilized the cash provided by our operations during the first quarter of 2020 ($1,474,026) to reduce liabilities and purchase equipment.

The primary reasons that cash provided by operations exceeded our net income of $314,917 in the first quarter of 2020 were:

●	Our accounts receivable balance was reduced by $776,626.

●	Our net income was reduced by a depreciation charge of $579,947, which did not cause a corresponding use of cash, as well as other non-cash expenses totaling $446,253.

At the same time, as a result of the $1,474,026 in cash provided by operations, our balance sheet at March 31, 2020 showed a working capital deficit of $579,910, representing an improvement of $821,639 from our working capital deficit at December 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2020. Based on this evaluation, Management determined that the following material weakness existed in our internal control over financial reporting

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

The aforesaid weakness in our internal controls was identified in connection with the preparation of our financial statements for the year ended December 31, 2019. At that time, management adopted a remediation plan. The interference in our business operations caused by restrictions on business activities related to the COVID-19 pandemic has delayed our ability to implement the remediation plan.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed on June 16, 2020.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities
The Company did not effect any sales of unregistered securities during the first quarter of fiscal 2020.

(b) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Lihua Sun	Chief Executive Officer	June 29, 2020
Lihua Sun	(Principal Executive Officer)

/s/ Xuewei Zhang	Chief Financial Officer	June 29, 2020
Xuewei Zhang	(Principal Financial and Accounting Officer)