Form 10-Q
period 2020-06-30
JRSIS HEALTH CARE Corp
filed 2020-08-14
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that can be expected for the year ended December 31, 2020.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,847,959	$1,971,129
Accounts receivable, net	4,030,673	4,583,835
Inventories	1,359,140	1,072,741
Other receivables	44,437	47,385
Prepayments	878,586	1,301,351
Deferred expenses	424,263	257,203
Deposits for capital leases-current portion	24,046	280,422
Total current assets	8,609,104	9,514,066
Construction in progress	322,076	-
Property and equipment, net	24,098,583	22,838,622
Long term deferred expenses	2,528,667	2,978,936
Deposits for capital leases	646,135	655,569
Right-of-use assets	14,094,066	15,641,489
Total assets	$50,298,631	$51,628,682

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$4,519,608	$3,619,442
Notes payable	212,172	358,382
Deposits received	11,974	24,487
Amount due to related parties	1,518,400	1,794,540
Other payable	17,801	10,752
Deferred tax payable-current	192,567	245,943
Tax payable	-	12,047
Payroll payable	452,494	1,395,034
Lease obligation-current portion	2,429,164	2,680,421
Convertible note	-	774,567
Total current liabilities	9,354,180	10,915,615
Deferred tax payable	2,010,219	1,702,752
Warrant liabilities	306,771	110,840
Lease obligation	12,490,017	13,295,933
Other capital lease payable	2,579,037	2,616,691
Total liabilities	$26,740,224	$28,641,831

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 18,016,331 and 17,975,999 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	18,016	17,976
Additional Paid-in capital	23,085,905	22,825,787
Retained earnings	(6,341,912)	(6,788,652)
Other comprehensive income	(1,524,015)	(1,236,873)
Total shareholders’ equity of the Company	15,237,994	14,818,238
Non-controlling interest	8,320,413	8,168,613
Total shareholders’ equity	23,558,407	22,986,851
Total liabilities and shareholders’ equity	$50,298,631	$51,628,682

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue:
Pharmaceuticals	$1,755,488	$2,588,342	$3,591,197	$5,402,890
Patient services	5,260,883	4,983,328	9,413,173	9,740,883
Total revenue	7,016,371	7,571,670	13,004,370	15,143,773
Operating costs and expenses:
Cost of pharmaceuticals sold	1,305,784	1,954,968	2,530,671	4,370,100
Medical consumables	1,804,470	995,947	2,737,002	1,868,539
Salaries and benefits	1,953,341	1,567,344	3,868,118	3,106,423
Office supplies	364,583	290,705	560,180	680,065
Vehicle expenses	81,683	76,142	127,818	158,077
Utilities expenses	85,538	101,334	305,483	297,650
Rentals and leases	42,978	28,589	86,608	56,752
Advertising and promotion expenses	(1)	1,105	138	26,465
Interest expense	280,933	311,493	456,767	537,353
Professional fee	11,969	63,627	19,594	104,915
Loss of fair value of convertible notes	(343,905)	275,189	(322,363)	275,189
Warrant expense	196,212	76,645	445,089	76,645
Depreciation	579,065	554,355	1,159,012	1,092,579
Total operating costs and expenses	6,362,650	6,297,443	11,974,117	12,650,752
Earnings from operations before other income and income taxes	653,721	1,274,227	1,030,253	2,493,021
Other income (expenses)	(6,960)	(3,753)	(11,406)	(9,368)
Earnings from operations before income taxes	646,761	1,270,474	1,018,847	2,483,653
Income tax	243,679	160,042	300,848	415,834
Net income	403,082	1,110,432	717,999	2,067,819
Less: net income attributable to non-controlling interests	111,865	455,690	271,259	744,489
Net income attributable to the Company	$291,217	$654,742	$446,740	$1,323,330
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	24,656	(181,399)	(119,459)	(10,628)
Foreign currency translation adjustment attributable to the Company	56,685	(380,460)	(287,142)	(26,303)
Comprehensive income	$484,423	$548,573	$311,398	$2,030,888
Less: Comprehensive income attributable to non-controlling interests	136,521	274,291	151,800	733,861
Comprehensive income attributable to the Company	$347,902	$274,282	$159,598	$1,297,027

Basic earnings per share	$0.01616	$0.0407	$0.02480	$0.0852
Diluted earnings per share	0.01615	$0.0407	$0.02477	$0.0852
Weighted average number of shares outstanding (Basic)	18,016,331	16,086,944	18,011,270	15,530,972
Weighted average number of shares outstanding (Diluted)	18,037,331	16,096,658	18,032,270	15,535,829

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2018	14,975,000	$14,975	$12,913,912	$(983,109)	$2,191,363	$7,895,376	$22,032,517
Net income	-	-	668,588	-	-	288,799	957,387
Foreign currency translation adjustment	-	-	-	354,157	-	170,771	524,928
Balance at March 31, 2019	14,975,000	$14,975	$13,582,500	$(628,952)	$2,191,363	$8,354,946	$23,514,832

Net income	-	-	654,742	-	-	455,690	1,110,432
Foreign currency translation adjustment	-	-	-	(380,460)	-	(181,399)	(561,859)
Stock dividend	2,994,999	2,995	(12,913,912)	-	12,910,917	-	-
Shares issued	40,000	40	-	-	299,960	-	300,000
Balance at June 30, 2019	18,009,999	18,010	1,323,330	(1,009,412)	15,402,240	8,629,237	24,363,405

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2019	17,975,999	$17,976	$(6,788,652)	$(1,236,873)	$22,825,787	$8,168,613	$22,986,851
Net income			155,523			159,394	314,917
Shares issued	40,332	40			260,118		260,158
Foreign currency translation adjustment				(343,827)		(144,115)	(487,942)
Balance at March 31, 2020	18,016,331	$18,016	$(6,633,129)	$(1,580,700)	$23,085,905	$8,183,892	$23,073,984

Net income			291,217			111,865	403,082
Foreign currency translation adjustment				56,685		24,656	81,341
Shares issued
Balance at June 30, 2020	18,016,331	$18,016	$(6,341,912)	$(1,524,015)	$23,085,905	$8,320,413	$23,558,407

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Six Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$717,999	$2,067,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,159,012	1,092,579
Interest expense	456,767	-
Prepaid commitment expense	-	300,000
Convertible notes expense	(322,363)	275,189
Warrant expense	445,089	76,645
Changes in operating assets and liabilities:
Accounts receivable, net	489,683	(108,366)
Inventories	(303,373)	276,410
Amount due from related parties	-	151,394
Prepayments and other current assets	646,331	70,149
Accounts payable	814,386	1,371,049
Amount due to related parties	(251,593)	349,966
Deposits received	(12,222)	(4,510)
Accrued expenses and other current liabilities	(648,288)	559,060
Net cash provided by operating activities	3,191,428	6,477,384

Cash Flows From Investing Activities
Purchases of property and equipment	(1,188,781)	(2,164,457)
Prepayment for property and equipment acquisition	(250,781)	(141,698)
Payment of construction in progress	(323,717)	(452,709)
Net cash (used in) investing activities	(1,763,279)	(2,758,864)

Cash Flows From Financing Activities
Payments of finance lease obligations	(629,082)	(6,870,433)
Interest expense	(456,767)	537,353
Derivative financial instruments	-	282,000
Payment for convertible notes	(442,500)	-
Proceeds from finance lease	-	2,931,514
Non-cash issuance of common stock	-	(300,000)
Net cash (used in) financing activities	(1,528,349)	(3,419,566)

Effect of exchange rate fluctuation on cash and cash equivalents	(22,970)	(1,694)
Net increase(decrease) in cash and cash equivalents	(123,170)	297,260

Cash and cash equivalents, beginning of period	1,971,129	256,450
Cash and cash equivalents, ending of period	$1,847,959	$553,710

Supplemental disclosure of cash flow information
Cash paid for income taxes	(18,322)	(415,834)
Cash paid for interest	(456,767)	(537,353)

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

30% of the equity in Jiarun is held by Junsheng Zhang, and is therefore a non-controlling interest (“NCI”), accounted for pursuant to ASC 810-10-45, which states that the ownership interest in the subsidiary that is held by owners other than the parent is a non-controlling interest. According to the supplemental agreement signed between Junsheng Zhang and Runteng on June 1, 2013, the comprehensive income from Jiarun would be attributable to retained earnings and non-controlling interest for 70% and 30% respectively, from July 1, 2013.

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

The exchange rates used for foreign currency translation are as follows:

For six months ended June 30,
		2020	2019
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.0697 / 7.7504	6.8656 / 7.8119
Revenue and expenses	period average	7.0339 / 7.7612	6.7839 / 7.8426

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For six months ended June 30, 2020 and 2019, no customer accounted for more than 10% of net revenue. As of June 30, 2020 and December 31, 2019, three and three customers accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at June 30,	Fair Value Measurement at June 30, 2020
	2020	Level 1	Level 2	Level 3
Convertible Note	$-	$-	$-	$-
Warrant liability	$306,771	$-	$306,771	$-

A summary of changes in Warrant liability for six months ended June 30, 2020 was as follows:

Balance at January 1, 2020	$110,840
Change in fair value of warrant liability	445,089
Exercise in January, 2020	(249,158)
Balance at June 30, 2020	306,771

The fair value of the outstanding warrants was calculated using the Binomial Option Pricing Model with the following assumptions at inception and on subsequent valuation date:

June 30, 2020
Warrants	Auctus
Market price per share (USD/share)	$2.00
Exercise price (USD/share)	0.60
Risk free rate	0.222%
Dividend yield	0%
Expected term/Contractual life (years)	2.08
Expected volatility	70.34%

A summary of changes in Convertible Note for six months ended June 30, 2020 was as follows:

Balance at January 1, 2020	$774,567
Change in fair value of convertible notes	(332,363)
Paid in February, 2020	(202,204)
Paid in April, 2020	(250,000)
Balance at June 30, 2020	-

In May and July, 2019, the Company issued three convertible promissory notes, one each to Labrys Fund, LP, Auctus Fund, LLC and Harbor Gates Capital, LLC. On October 31, 2019, the Company repaid the convertible promissory note issued to Labrys Fund, LP, On February 11, 2020, the Company repaid the convertible promissory note issued to Harbor Gates Capital, LLC. On April 30, 2020, the Company fully satisfied the Promissory Note that it issued to Auctus Fund, LLC in July 2019. Therefore, the Labrys’ and Harbor Gates’ Convertible Notes have no fair value as of each subsequent reporting date.

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

N. Revenue recognition

The Company recognizes revenue when the amount of revenue can be reliably measured, it is probable that economic benefits will flow to the entity, and specific criteria have been met for each of the Company’s activities as described below and see Note 11 for details.

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

NOTE 3. ACCOUNTS RECEIVABLE, NET

	June 30	December 31
	2020	2019
	(Unaudited)
Accounts receivable	$6,715,859	$7,308,224
Less: allowance for doubtful debts	2,685,186	2,724,389
	$4,030,673	$4,583,835

The Company experienced $ nil bad debts during three and six months ended June 30, 2020 and 2019. The allowance for doubtful debts as of June 30, 2020 and December 31, 2019 was derived from two years old insurance claim in excess of reimbursable limits submitted by the Company to the Harbin Medical Insurance Management Centre.

NOTE 4. INVENTORIES

At June 30, 2020 and December 31, 2019, inventories consist of the following:

	June 30	December 31
	2020	2019
	(Unaudited)
Western pharmaceuticals	$623,784	$554,414
Chinese herbal medicine	23,336	37,621
Medical consumables	707,265	475,916
Other material	4,755	4,790
	$1,359,140	$1,072,741

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 5. PREPAYMENT

At June 30, 2020 and December 31, 2019 prepayment consists of the following:

	June 30	December 31
	2020	2019
	(Unaudited)
Deposits on medical equipment	$669,722	$744,569
Heating fees	-	175,736
Others	208,864	381,046
	$878,586	$1,301,351

NOTE 6. PROPERTY AND EQUIPMENT

At June 30, 2020 and December 31, 2019, property and equipment, at cost, consist of:

	June 30,	December 31,
	2020	2019
	(Unaudited)
Transportation equipment	$1,167,845	$1,184,896
Medical equipment	18,436,190	17,291,984
Electrical equipment	1,866,825	1,842,552
Office equipment and others	979,955	964,669
Buildings	23,359,245	23,700,288
Software	182,381	185,043
Total fixed assets at cost	45,992,441	45,169,432
Accumulated depreciation	(8,073,120)	(7,021,013)
Total fixed assets before reclassification	$37,919,321	$38,148,419
Reclass to Right-of-use assets	(13,820,738)	(15,309,797)
Total fixed assets, net	24,098,583	22,838,622

The Company recorded depreciation expense of $579,065 and $554,355, $1,159,012 and $1,092,579 for the three and six months ended June 30, 2020 and 2019, respectively.

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

The current portion of the prepaid consulting and decoration fees were recorded as deferred expenses of $424,263 and $257,203 as of June 30, 2020 and December 31, 2019. The long-term deferred expenses were $2,528,667 and $2,978,936 as of June 30, 2020 and December 31, 2019.

The Company recorded consulting fee of $11,700 and $16,534 for the three months ended June 30, 2020 and 2019, and decoration fees of $104,205 and 40,117 for the three months ended June 30, 2020 and 2019, respectively. The Company recorded consulting fee of $27,857 and $33,254 for the six months ended June 30, 2020 and 2019, and decoration fees of $209,990 and $114,308 for the six months ended June 30, 2020 and 2019, respectively.

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

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $14.09 million and $12.49 million, respectively, as of June 30, 2020.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

As of June 30, 2020, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Operating lease assets	$273,328	$331,693
Finance lease assets	13,820,738	15,309,796
Total	$14,094,066	$15,641,489
Liabilities
Current
Operating lease liabilities	115,053	111,414
Finance lease liabilities	2,314,111	2,569,007
Long-term
Operating lease liabilities	158,275	220,279
Finance lease liabilities	12,331,742	13,075,654
Total	$14,919,181	$15,976,354

The future minimum lease payments for annual capital lease obligation as of June 30, 2020 are as follows:

Year	Amounts
2020	$1,697,967
2021	2,101,711
2022	1,091,486
Thereafter	9,754,688
Total	$14,645,852

The Company recorded finance interest lease fees of $270,171 and $312,321 for the three months ended June 30, 2020 and 2019, and recorded finance interest lease fees of $509,460 and $580,994 for the six months ended June 30, 2020 and 2019, respectively.

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2020	56,220
2021	120,282
2022	96,826
273,328

The company has recorded operating lease expense of $42,978 and $28,589 for three months ended June 30, 2020 and 2019, and recorded operating lease expense of $86,608 and $56,752 for six months ended June 30, 2020 and 2019 respectively

At June 30, 2020 right-of-use assets, consist of:

	June 30, 2020 (Unaudited)			December 31, 2019
	Operating lease	Finance lease	Total	Operating lease	Finance lease	Total
Lease assets	$327,192	$14,362,121	$14,689,313	$432,892	$16,390,259	$16,823,151
Accumulated amortization	(53,864)	(541,383)	(595,247)	(101,199)	(1,080,463)	(1,181,662)
Total right-of-use assets, net	$273,328	$13,820,738	$14,094,066	$331,693	$15,309,796	$15,641,489

The Company recorded finance lease amortization expense of $268,656 and $328,292 in depreciation and amortization for the three months ended June 30, 2020 and 2019, respectively, and recorded finance lease amortization expense of $541,383 and $538,224 in depreciation and amortization for the six months ended June 30, 2020 and 2019, respectively. For the three and six months ended June 30, 2020, the amount of depreciation and amortization was $579,065 and $1,159,012, also included general property and equipment depreciation of $310,409 and $617,629.

The Company recorded operating lease expense of $42,978 and $28,589 for the three months ended June 30, 2020 and 2019, and recorded operating lease expense of $86,608 and 56,752 for the six months ended June 30, 2020 and 2019, including operating lease amortization expense of $26,729 and $28,040 for the three months ended June 30, 2020 and 2019, and $53,864 and $50,430 for the six months ended June 30, 2020 and 2019, respectively.

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

During 2019 and the first half year of 2020, the Company satisfied the Notes issued to Labrys Fund, LP, Harbor Gates Capital, LLC and Auctus Fund, LLC.

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

In January 2020 the Company issued 38,322 shares of common stock to Labrys Fund, LP in full satisfaction of its warrant. At June 30, 2020, the Company marked to market the fair value of the Auctus Fund warrant liability and determined a fair value of $306,771. The Company recorded a loss from issuance expense and change in fair value of warrant liability of $196,212 and $445,089 for three and six months ended June 30, 2020. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 70.34%, (3) weighted average risk-free interest rate of 0.222%, (4) expected life of 2.08 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

NOTE 10. NON-CONTROLLING INTERESTS

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds a 70% equity interest in Jiarun as of June 30, 2020 and December 31, 2019.

As of June 30, 2020 and December 31, 2019, NCI on the consolidated balance sheet was $8,320,413 and $8,168,613, respectively, representing the 30% of Jiarun that is owned by Junsheng Zhang.

For the three months ended June 30, 2020, the comprehensive income attributable to shareholders’ equity and NCI is $347,902 and $136,521 respectively. For the six months ended June 30, 2020, the comprehensive income attributable to shareholders’ equity and NCI is $159,598 and $151,800, respectively.

For the three months ended June 30, 2019, the comprehensive income attributable to shareholders’ equity and NCI is $274,282 and $274,291 respectively. For the six months ended June 30, 2019, the comprehensive income attributable to shareholders’ equity and NCI is $1,297,027 and $733,861, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 11. Revenue

The Company’s revenue consists of pharmaceuticals sales and patient care revenue.

	Three Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Pharmaceuticals:
Western pharmaceuticals	$1,348,816	$2,028,354
Chinese medicine	152,799	328,280
Herbal medicine	253,873	231,708
Total pharmaceuticals	$1,755,488	$2,588,342

Patient services:
Medical consulting	$2,330,362	$2,430,745
Medical treatment	2,782,799	2,280,302
Others	147,722	272,281
Total patient services	$5,260,883	$4,983,328

	$7,016,371	$7,571,670

	Six Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Pharmaceuticals:
Western pharmaceuticals	$2,813,298	$4,239,284
Chinese medicine	323,102	692,990
Herbal medicine	454,797	470,616
Total pharmaceuticals	$3,591,197	$5,402,890

Patient services:
Medical consulting	$4,097,680	$4,464,609
Medical treatment	5,089,836	4,862,731
Others	225,657	413,543
Total patient services	$9,413,173	$9,740,883

	$13,004,370	$15,143,773

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

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2020 the Company purchased Eligible Equipment for RMB 10.4 million, with $283,570 deferred income tax, creating differences between the tax treatment mandated by the Chinese government and GAAP tax treatment.

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

(d) Heilongjiang Province Runjia Medical Equipment Company Limited, owned by Junsheng Zhang

(e) Jiarun Super Market Co., Ltd., owned by Junsheng Zhang

(f) Harbin Qi-run Pharmacy Limited, owned by Junsheng Zhang

(g) Yanhua Xing and Weiguang Song, the former shareholders of JHCL

Amount due from related parties

The amount due from related parties became $ Nil in 2020 and 2019.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
Name of related parties	2020	2019
	(Unaudited)
Harbin Jiarun Pharmacy Co., Ltd	$9,379	$-
Heilongjiang Province Runjia Medical Equipment Co., Ltd	2,971	4,306
Harbin Baiyi Real Estate Development Co., Ltd,	(56,079)	1,043,131
Junsheng Zhang	1,562,129	747,103
	$1,518,400	$1,794,540

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

Related parties’ transactions

Purchase of pharmaceuticals and medical material from related parties consisted of the following for the periods indicated:

	For six months ended June 30,
Name of related parties	2020	2019
Harbin Jiarun Pharmacy Co., Ltd	$9,379	$55,337
Heilongjiang Province Runjia Medical Equipment Co., Ltd	-	7,577
	$9,379	$62,914

Deposits for capital leases and capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of June 30, 2020, the Company has balance of deposits for capital leases and capital lease obligations of $424,344 and $11,298,957, respectively. As of December 31, 2019, the Company has balance of deposits for capital leases and capital lease obligations of $447,021 and $13,148,213, respectively.

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

	Six Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$446,740	$1,323,330
Denominator:
Basic weighted-average number of shares outstanding	18,011,270	15,530,972
Diluted weighted-average number of shares outstanding	18,032,270	15,535,829
Net income per share:
Basic EPS	$0.02480	$0.0852
Diluted EPS	$0.02477	$0.0852

 NOTE 15. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency as of June 30, 2020 and December 31, 2019.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency as of June 30, 2020 and December 31, 2019.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 17. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a $6,341,912 negative retained earnings or accumulated deficit as of June 30, 2020; in addition, the Company’s total current liabilities exceeded its current assets by $745,076. These factors raised substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To continue as a going concern, the Company is actively pursuing additional funding and strategic partners to enable it to implement its business plan. In addition, the Company is also working to devote more efforts to improve its operation and generate more profits. Management believes that these actions will allow the Company to continue its operations through the next fiscal year.

NOTE 18. SUBSEQUENT EVENTS

The outbreak of COVID-19 is spreading over multiple countries and becoming the current pandemic. The national and local government agents in China have imposed serious restrictions on travel, business operations and even locked-down Harbin City in order to counter the effect of the virus. As a result, the Company’s revenue and income for the first nine months of 2020 will be substantially lower than were reported for the first nine months of 2019.

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

Critical Accounting Policies and Management Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the period ended June 30, 2020, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results, as follows:

●	The determination, as set forth in Note 3 to our Financial Statements, that the $6,715,859 balance in accounts receivable as of June 30, 2020 warranted an allowance for doubtful accounts of $2,685,186. The determination was based on our review of the statement from Harbin Medical Insurance Management Center. Generally, the Center sets an insurance claim limit for the hospital. Although the hospital cannot refuse to receive patients, if the hospital receives too many patients and exceeds the claim limit, there is an excess insurance claim that may not be recoverable. During the next year or two, the Center will pay part of the excess insurance claim to the hospital from an insurance regulatory fund that is shared with all local hospitals that have excess insurance claims. In accordance with the principle of prudence, the Company made a determination that an excess insurance claim that had been outstanding for over two years without reimbursement should be treated as a doubtful account.

●	The determination to record depreciation of our principal medical property and equipment over an average useful life of approximately twenty years. (A quantification of that depreciation is set forth in Note 6 to our Financial Statements.) The determination was based primarily on our expectation that the useful life of our hospital facilities would exceed thirty years, based on the experience of comparable facilities in our location.

Results of Operations

The following table shows key components of the results of operations during three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change
	2020	2019	$	%

Revenue:
Pharmaceuticals	$1,755,488	$2,588,342	$(832,854)	(32)%
Patient services	5,260,883	4,983,328	277,555	6%
Total revenue	7,016,371	7,571,670	(555,299)	(7)%
Operating costs and expenses:
Cost of pharmaceuticals sold	1,305,784	1,954,968	(649,184)	(33)%
Medical consumables	1,804,470	995,947	808,523	81%
Salaries and benefits	1,953,341	1,567,344	385,997	25%
Office supplies	364,583	290,705	73,878	25%
Vehicle expenses	81,683	76,142	5,541	7%
Utilities expenses	85,538	101,334	(15,796)	(16)%
Rentals and leases	42,978	28,589	14,389	50%
Advertising and promotion expenses	(1)	1,105	(1,106)	(100)%
Interest expense, net	280,933	311,493	(30,560)	(10)%
Convertible notes expense	(343,905)	275,189	(619,094)	(225)%
Warrant expense	196,212	76,645	119,567	156%
Professional fee	11,969	63,627	(51,658)	(81)%
Depreciation	579,065	554,355	24,710	4%
Total operating costs and expenses	6,362,650	6,297,443	65,207	1%
Earnings from operations before other income and income taxes	653,721	1,274,227	(620,506)	(49)%
Other income	(6,960)	(3,753)	(3,207)	85%
Earnings from operations before income taxes	646,761	1,270,474	(623,713)	(49)%
Income tax	243,679	160,042	83,637	52%
Net income	403,082	1,110,432	(707,350)	(64)%
Less: net income attributable to non-controlling interests	111,865	455,690	(343,825)	(75)%
Net income attributable to the Company	$291,217	$654,742	$(363,525)	(56)%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	24,656	(181,399)	206,055	(114)%
Foreign currency translation adjustment attributable to the Company	56,685	(380,460)	437,145	(115)%
Comprehensive income	$484,423	$548,573	$64,150	(12)%

The following table shows key components of the results of operations during six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Change
	2020	2019	$	%

Revenue:
Pharmaceuticals	$3,591,197	$5,402,890	$(1,811,693)	(34)%
Patient services	9,413,173	9,740,883	(327,710)	(3)%
Total revenue	13,004,370	15,143,773	(2,139,403)	(14)%
Operating costs and expenses:
Cost of pharmaceuticals sold	2,530,671	4,370,100	(1,839,429)	(42)%
Medical consumables	2,737,002	1,868,539	868,463	46%
Salaries and benefits	3,868,118	3,106,423	761,695	25%
Office supplies	560,180	680,065	(119,885)	(18)%
Vehicle expenses	127,818	158,077	(30,259)	(19)%
Utilities expenses	305,483	297,650	7,833	3%
Rentals and leases	86,608	56,752	29,856	53%
Advertising and promotion expenses	138	26,465	(26,327)	(99)%
Interest expense, net	456,767	537,353	(80,586)	(15)%
Convertible notes expense	(322,363)	275,189	(597,552)	(217)%
Warrant expense	445,089	76,645	368,444	481%
Professional fee	19,594	104,915	(85,321)	(81)%
Depreciation	1,159,012	1,092,579	66,433	6%
Total operating costs and expenses	11,974,117	12,650,752	(676,635)	(5)%
Earnings from operations before other income and income taxes	1,030,253	2,493,021	(1,462,768)	(59)%
Other income (expenses)	(11,406)	(9,368)	(2,038)	(22)%
Earnings from operations before income taxes	1,018,847	2,483,653	(1,464,806)	(59)%
Income tax	300,848	415,834	(114,986)	(28)%
Net income	717,999	2,067,819	(1,349,820)	(65)%
Less: net income attributable to non-controlling interests	271,259	744,489	(473,230)	(64)%
Net income attributable to the Company	$446,740	$1,323,330	$(876,590)	(66)%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	(119,459)	(10,628)	(108,831)	1024%
Foreign currency translation adjustment attributable to the Company	(287,142)	(26,303)	(260,839)	992%
Comprehensive income	$311,398	$2,030,888	$(1,719,490)	(85)%

Revenue

Operating revenue for the three and six months ended June 30, 2020, which resulted primarily from pharmaceuticals revenue and patient services revenue, was $7,106,371 and $13,004,370, a decrease of 7% and 14% as compared with the operating revenue of $7,571,670 and $15,143,773 for the three and six months ended June 30, 2019. Revenue from the sale of pharmaceuticals decreased by 34%, while revenue from provision of patient services decreased by 3% for the six months ended June 30, 2020. The decrease was primarily a result of restrictions imposed by government agencies on business operations within Harbin City in order to control the spread of COVID-19. These restrictions limited our ability to perform non-emergency medical services, which caused the number of treated inpatients during the first half of 2020 to fall by 41% to 5995 patients, compared with the 10229 patients treated at Jiarun Hospital in the first half year of 2019.

Operating Costs and Expenses

Total operating costs and expenses were $6,166,438 and $11,777,905 for the three and six months ended June 30, 2020, a decrease of $131,005 or 2% as compared to $6,297,443 for the second quarter of 2019, and a decrease of $872,847 or 7% as compared to $12,650,752 for the first half year of 2019. The primary reason for the decreases was the decrease in cost of pharmaceuticals sold: $$649,184 (33%) and $1,839,429 (42%) in the three and six months ended June 30, 2020, respectively. However, since revenue decreased by 14% semi-annual- to- semi-annual, the decrease of only 7% in operating costs and expenses caused a substantial reduction in the profitability of the Company’s operations. The primary reasons for the disparity between the reduction in revenues and the reduction in operating costs were:

●	the marked increase in the expense for medical consumables: 81% during the three months ended June 30, 2020 and 46% during the six months ended June 30, 2020. The cost of medical consumables increased, despite the 41% reduction in patients, because of prevention of COVID19, the hospital used more medical materials.

●	increases in salaries and benefits of $385,997 and $761,694 in the three and six months ended June 30, 2020. This 25% increase in our labor costs was primarily caused by the initiation of operations at our two new branch hospitals. The increase exceeded the revenue increase attributable to the hospitals, as we incurred labor costs in preparation for full scale operations.

Income Taxes

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2019 the Company purchased Eligible Equipment for RMB 10.4 million, with $283,570 deferred income tax, creating differences between tax and GAAP.

Income from operations and net income

Income from Operations was $1,030,253 for the six months ended June 30, 2020, as compared with operating income of $2,493,021 for the six months ended June 30, 2019. After deducting other income and expenses as well as the provision for income tax, the Company’s net income for the six months ended June 30, 2020 was $717,999 representing a decrease of $1,349,820 or 65%, over $2,067,819 for the six months ended June 30, 2019. Similarly, we realized a $620,506 reduction (49%) in income from operations comparing the three months ended June 30, 2020 to the three months ended June 30, 2019, a 64% reduction in net income. In both cases, the decrease of income from operations and net income were primarily due to aforementioned changes in operating revenue and expenses.

Our net income was produced by Jiarun. Because we own only 70% of the equity interest in Jiarun (the other 30% being owned by our Chairman, Junsheng Zhang), we reduced our net income by an allocation to the “non-controlling interests” of, before recognizing net income attributable to the Company: $271,259 and $744,489 for the six months ended June 30, 2020 and 2019, respectively, and $111,865 and $455,690 for the three month periods then ended. After those allocations, our net income attributable to the Company for the six months ended June 30, 2020 and 2019 was $446,740 ($0.0248 per share) and $1,323,330 ($0.0852 per share), respectively. Net income attributable to the Company for the three months ended June 30, 2020 and 2019 was $291,217 and $654,742, respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended June 30, 2020 and 2019, foreign currency translation adjustments of $406,601(of which $119,459 was attributable to the non-controlling interest) and $36,931 (of which $10,628 was attributable to the non-controlling interest), respectively, have been reported as other comprehensive income in the consolidated statements of operations and comprehensive income.

Liquidity and Capital Resources

As of June 30, 2020, the Company had $1,847,959 of cash and cash equivalents, a decrease of $123,170 from our cash balance at December 31, 2019. The decrease was primarily caused by our investing activities, which used $1,763,279 of cash during the first half year of 2020.

Our working capital deficit at June 30, 2020 was $745,076, an improvement of $656,473 from our deficit of $1,401,549 in working capital at December 31, 2019. The increase was primarily attributable to cash provided by operating activities of $3,191,428 during the first half year of 2020, which was used to satisfy payroll obligations, past-due lease payment obligations and related party obligations outstanding at December 31, 2019.

The primary component of our working capital at June 30, 2020 was accounts receivable totalling $4,030,673, representing an 12% decrease from our accounts receivable balance at December 31, 2019. The June 30, 2020 balance equalled 57% of our total revenue for the three months ended June 30, 2020. Nevertheless, we have carefully examined our accounts receivable and believe that our allowance for doubtful accounts remains appropriate, given our strong relationships with our corporate customers (who are responsible for most of our accounts receivable).

Our working capital deficit limits our ability to finance expansion. It is noteworthy, however, that our current liabilities include $1,518,400 in amounts due to relation parties, all of which is owed to our Chairman, Junsheng Zhang, and $2,429,164 representing the current portion of our lease obligations, most of which is also owed to Chairman Zhang. We believe, therefore, that our liquidity is adequate to continue operations at our current level and fund a modest expansion program.

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

Cash Flows and Capital Resources

Our cash flows for the first half of 2020 and 2019 are summarized below:

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	3,191,428	6,477,384
Net cash used in investing activities	(1,763,279)	(2,758,864)
Net cash used in financing activities	(1,528,349)	(3,419,566)
Effect of exchange rate fluctuation on cash and cash equivalents	(22,970)	(1,694)
Net increase in cash and cash equivalents	(123,170)	297,260
Cash and cash equivalents, beginning of period	1,971,129	256,450
Cash and cash equivalents, ending of period	$1,847,959	$553,710

Net Cash Provided by Operating Activities

For the six months ended June 30, 2020, we had positive cash flow from operating activities of $3,191,428, a decrease of $3,285,956 from $6,477,384 for the six months ended June 30, 2019. Cash flow from operations decreased in part because of the $1,349,820 decrease in net income during the six months ended June 30, 2020. In addition, several other factors contributed to the reduction in cash flow from operations, including:

●	The Company increase its inventory balance by $303,373 during the first half of 2020, whereas it purchased additional inventory during the first half year of 2020.

●	The Company reduced its accrued expenses balance by $648,288 during the first six months of 2020; during the six months ended June 30, 2019 accrued expenses increased by $559,060.

●	The Company used $322,363 to satisfy convertible notes payable during the first six months of 2020; during the first six months of 2019, the Company received $275,189 on sale of a convertible note.

●	The Company reduced its debt to related parties by $251,593 during the first six months of 2020; during the first six months of 2019, the Company increased the amount due to related parties by $349,966.

Cash flow from operating activities during the first six months of 2020 substantially exceeded net income, primarily because of an increase in the Company’s accounts payable balance by $814,386 and a reduction in the prepayments and current assets balance by $659,157. These items represent benefits from prepayments made in earlier periods or deferral to the future of expenses incurred during the first half year of 2020, which indicates that the Company’s ability to generate cash during the first half year of 2020 despite the reduction in its profitability may not be replicable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $1,763,279, compared to net cash used in investing activities of $2,758,864 for the six months ended June 30, 2019. The cash used in investing activities for the six months ended June 30, 2020 and the six months ended June 30, 2019 was mainly used for the purchase of medical equipment and payment of Construction in progress.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020 was $1,528,349, as compared to net cash used in financing activities of $3,419,566 for the six months ended June 30, 2019. The cash used in financing activities for the six months ended June 30, 2020 was mainly due to payment on account of finance leases of $629,082.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2020. Based on this evaluation, Management determined that the following material weakness existed in our internal control over financial reporting

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

The Company did not effect any sales of unregistered securities during the second quarter of fiscal 2020.

(b) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2020.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Lihua Sun	Chief Executive Officer	August 14, 2020
Lihua Sun	(Principal Executive Officer)

/s/ Xuewei Zhang	Chief Financial Officer	August 14, 2020
Xuewei Zhang	(Principal Financial and Accounting Officer)