Form 10-Q
period 2020-09-30
JRSIS HEALTH CARE Corp
filed 2020-11-13
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of the date of filing of this report, there were outstanding 18,056,331 shares of the issuer’s common stock, par value $0.001 per share.

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that can be expected for the year ended December 31, 2020.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$812,102	$1,971,129
Accounts receivable, net	2,933,622	4,583,835
Inventories	1,425,682	1,072,741
Other receivables	52,827	47,385
Prepayments	784,097	1,301,351
Deferred expenses	435,881	257,203
Deposits for capital leases-current portion	-	280,422
Total current assets	6,444,211	9,514,066
Construction in progress	658,473	-
Property and equipment, net	28,663,983	22,838,622
Long term deferred expenses	2,519,141	2,978,936
Deposits for capital leases	671,439	655,569
Right-of-use assets	14,058,988	15,641,489
Total assets	$53,016,235	$51,628,682

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$5,847,335	$3,619,442
Notes payable	528,441	358,382
Deposits received	13,560	24,487
Amount due to related parties	438,246	1,794,540
Other payable	52,694	10,752
Deferred tax payable-current	271,421	245,943
Tax payable	-	12,047
Payroll payable	490,238	1,395,034
Lease obligation-current portion	1,753,200	2,680,421
Convertible note	-	774,567
Total current liabilities	9,395,135	10,915,615
Deferred tax payable	2,888,346	1,702,752
Warrant liabilities	42,818	110,840
Lease obligation	12,391,531	13,295,933
Other capital lease payable	2,680,038	2,616,691
Total liabilities	$27,397,868	$28,641,831

Shareholders’ equity
Common stock: $0.001 par value, 100,000,000 shares authorized; 18,056,331 and 17,975,999 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	18,056	17,976
Additional Paid-in capital	23,165,865	22,825,787
Retained earnings	(5,575,971)	(6,788,652)
Other comprehensive income	(875,112)	(1,236,873)
Total shareholders’ equity of the Company	16,732,838	14,818,238
Non-controlling interest	8,885,529	8,168,613
Total shareholders’ equity	25,618,367	22,986,851
Total liabilities and shareholders’ equity	$53,016,235	$51,628,682

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue:
Pharmaceuticals	$2,462,951	$2,544,030	$6,054,148	$7,946,920
Patient services	7,553,134	5,219,170	16,966,307	14,960,053
Total revenue	10,016,085	7,763,200	23,020,455	22,906,973
Operating costs and expenses:
Cost of pharmaceuticals sold	1,798,004	1,670,367	4,328,675	6,040,467
Medical consumables	2,852,588	1,382,547	5,589,590	3,251,086
Salaries and benefits	2,067,965	1,740,684	5,936,083	4,847,107
Office supplies	488,478	509,647	1,048,658	1,189,712
Vehicle expenses	39,381	69,710	167,199	227,787
Utilities expenses	87,344	90,982	392,827	388,632
Rentals and leases	73,174	24,112	159,782	80,864
Advertising and promotion expenses	9,118	13,194	9,256	39,659
Interest expense	317,704	276,679	774,471	814,032
Professional fee	20,791	114,130	40,385	219,045
Loss of fair value of convertible notes	-	152,904	(322,363)	428,093
Warrant expense	(263,953)	96,800	181,136	173,445
Depreciation	649,726	551,810	1,808,738	1,644,389
Total operating costs and expenses	8,140,320	6,693,566	20,114,437	19,344,318
Earnings from operations before other income and income taxes	1,875,765	1,069,634	2,906,018	3,562,655
Other (expenses)	(5,620)	(3,294)	(17,026)	(12,662)
Earnings from operations before income taxes	1,870,145	1,066,340	2,888,992	3,549,993
Income tax	837,659	221,641	1,138,507	637,475
Net income	1,032,486	844,699	1,750,485	2,912,518
Less: net income attributable to non-controlling interests	266,545	369,366	537,804	1,113,855
Net income attributable to the Company	$765,941	$475,333	$1,212,681	$1,798,663
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	298,571	(295,109)	179,112	(305,737)
Foreign currency translation adjustment attributable to the Company	648,903	(686,463)	361,761	(712,766)
Comprehensive income	$1,979,960	$(136,873)	$2,291,358	$1,894,015
Less: Comprehensive income attributable to non-controlling interests	565,116	74,257	716,916	808,118
Comprehensive income attributable to the Company	$1,414,844	$(211,130)	$1,574,442	$1,085,897

Basic earnings per share	$0.0425	$0.0264	$0.0673	$0.1098
Diluted earnings per share	0.0424	$0.0263	$0.0672	$0.1097
Weighted average number of shares outstanding (Basic)	18,042,109	18,013,200	18,021,848	16,380,863
Weighted average number of shares outstanding (Diluted)	18,063,109	18,055,867	18,059,240	16,398,532

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2018	14,975,000	$14,975	$12,913,912	$(983,109)	$2,191,363	$7,895,376	$22,032,517
Net income	-	-	668,588	-	-	288,799	957,387
Foreign currency translation adjustment	-	-	-	354,157	-	170,771	524,928
Balance at March 31, 2019	14,975,000	$14,975	$13,582,500	$(628,952)	$2,191,363	$8,354,946	$23,514,832
Net income	-	-	654,742	-	-	455,690	1,110,432
Foreign currency translation adjustment	-	-	-	(380,460)	-	(181,399)	(561,859)
Stock dividend	2,994,999	2,995	(12,913,912)	-	12,910,917	-	-
Shares issued	40,000	40	-	-	299,960	-	300,000
Balance at June 30, 2019	18,009,999	18,010	1,323,330	(1,009,412)	15,402,240	8,629,237	24,363,405
Net income	-	-	475,333	-	-	369,366	844,699
Foreign currency translation adjustment	-	-	-	(686,463)	-	(295,109)	(981,572)
Shares issued	6,000	6	-	-	46,794	-	46,800
Balance at September 30, 2019	18,015,999	18,016	1,798,663	(1,695,875)	15,449,034	8,703,494	24,273,332

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2019	17,975,999	$17,976	$(6,788,652)	$(1,236,873)	$22,825,787	$8,168,613	$22,986,851
Net income	-	-	155,523	-	-	159,394	314,917
Shares issued	40,332	40	-	-	260,118	-	260,158
Foreign currency translation adjustment	-	-	-	(343,827)	-	(144,115)	(487,942)
Balance at March 31, 2020	18,016,331	$18,016	$(6,633,129)	$(1,580,700)	$23,085,905	$8,183,892	$23,073,984
Net income	-	-	291,217	-	-	111,865	403,082
Foreign currency translation adjustment	-	-	-	56,685	-	24,656	81,341
Balance at June 30, 2020	18,016,331	$18,016	$(6,341,912)	$(1,524,015)	$23,085,905	$8,320,413	$23,558,407
Net income	-	-	765,941	-	-	266,545	1,032,486
Foreign currency translation adjustment	-	-	-	648,903	-	298,571	947,474
Shares issued	40,000	40	-	-	79,960	-	80,000
Balance at September 30, 2020	18,056,331	$18,056	$(5,575,971)	$(875,112)	$23,165,865	$8,885,529	$25,618,367

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$1,750,485	$2,912,518
Adjustments to reconcile net income to net cash provided by operating activities:	-
Depreciation	1,808,738	1,644,389
Interest expense	774,471	-
Prepaid commitment expense	-	300,000
Convertible notes expense	(322,363)	428,093
Warrant expense	181,136	173,445
Changes in operating assets and liabilities:
Accounts receivable, net	1,712,746	593,886
Inventories	(317,979)	(97,062)
Amount due from related parties	(20,016)	143,381
Prepayments and other current assets	825,753	66,226
Accounts payable	2,238,219	(633,301)
Amount due to related parties	(1,359,833)	2,716,217
Deposits received	(11,203)	(7,138)
Accrued expenses and other current liabilities	247,668	596,572
Net cash provided by operating activities	7,507,822	8,837,226

Cash Flows From Investing Activities
Purchases of property and equipment	(4,679,397)	(2,936,684)
Prepayment for property and equipment acquisition	(296,264)	637,708
Payment of construction in progress	(640,363)	(1,161,676)
Payment for Convertible notes	(774,567)	-
Net cash (used in) investing activities	(6,390,591)	(3,460,652)

Cash Flows From Financing Activities
Payments of finance lease obligations	(1,869,766)	(7,824,219)
Interest expense	(774,471)	814,032
Derivative financial instruments	-	724,500
Proceeds from finance lease	-	2,964,017
Non-cash issuance of common stock	340,158	(253,200)
Net cash (used in) financing activities	(2,304,079)	(3,574,870)

Effect of exchange rate fluctuation on cash and cash equivalents	27,821	(48,969)
Net (decrease) increase in cash and cash equivalents	(1,159,027)	1,752,735

Cash and cash equivalents, beginning of period	1,971,129	256,450
Cash and cash equivalents, ending of period	$812,102	$2,009,185

Supplemental disclosure of cash flow information
Cash paid for income taxes	(1,138,507)	(637,475)
Cash paid for interest	(774,471)	(814,032)

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

The exchange rates used for foreign currency translation are as follows:

For nine months ended September 30,
		2020	2019
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	6.8033 / 7.7501	7.1383/ 7.8399
Revenue and expenses	period average	6.9957 / 7.7576	6.8633/ 7.8384

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For nine months ended September 30, 2020 and 2019, no customer accounted for more than 10% of net revenue. As of September 30, 2020 and December 31, 2019, three and three customers accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2020
	2020	Level 1	Level 2	Level 3
Convertible Note	$-	$-	$-	$-
Warrant liability	$42,818	$-	$42,818	$-

A summary of changes in Warrant liability for the nine months ended September 30, 2020 was as follows:

Balance at January 1, 2020	$110,840
Change in fair value of warrant liability	181,136
Exercise in January, 2020	(249,158)
Balance at September 30, 2020	42,818

The fair value of the outstanding warrants was calculated using the Binomial Option Pricing Model with the following assumptions at inception and on subsequent valuation date:

September 30, 2020
Warrants	Auctus
Market price per share (USD/share)	$0.56
Exercise price (USD/share)	0.60
Risk free rate	0.241%
Dividend yield	-
Expected term/Contractual life (years)	1.83
Expected volatility	74.08%

A summary of changes in Convertible Note for the nine months ended September 30, 2020 was as follows:

Balance at January 1, 2020	$774,567
Change in fair value of convertible notes	(332,363)
Paid in February, 2020	(202,204)
Paid in April, 2020	(250,000)
Balance at September 30, 2020	-

In May and July of 2019, the Company issued three convertible promissory notes, one each to Labrys Fund, LP, Auctus Fund, LLC and Harbor Gates Capital, LLC. On October 31, 2019, the Company repaid the convertible promissory note issued to Labrys Fund, LP, On February 11, 2020, the Company repaid the convertible promissory note issued to Harbor Gates Capital, LLC. On April 30, 2020, the Company fully satisfied the Promissory Note that it issued to Auctus Fund, LLC in July 2019. Therefore, the Labrys’, Harbor Gates’ and Auctus' Convertible Notes have no fair value as of each subsequent reporting date.

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

NOTE 3. ACCOUNTS RECEIVABLE, NET

	September 30	December 31
	2020	2019
	(Unaudited)
Accounts receivable	$5,723,965	$7,308,224
Less: allowance for doubtful debts	2,790,343	2,724,389
	$2,933,622	$4,583,835

The Company experienced $ nil bad debts during three and nine months ended September 30, 2020 and 2019. The allowance for doubtful debts as of September 30, 2020 and December 31, 2019 was derived from two years old insurance claims in excess of reimbursable limits submitted by the Company to the Harbin Medical Insurance Management Centre.

NOTE 4. INVENTORIES

At September 30, 2020 and December 31, 2019, inventories consist of the following:

	September 30	December 31
	2020	2019
	(Unaudited)
Western pharmaceuticals	$755,730	$554,414
Chinese herbal medicine	32,153	37,621
Medical consumables	629,942	475,916
Other material	7,857	4,790
	$1,425,682	$1,072,741

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 5. PREPAYMENT

At September 30, 2020 and December 31, 2019 prepayment consists of the following:

	September 30	December 31
	2020	2019
	(Unaudited)
Deposits on medical equipment	$517,329	$744,569
Heating fees	-	175,736
Others	266,768	381,046
	$784,097	$1,301,351

NOTE 6. PROPERTY AND EQUIPMENT

At September 30, 2020 and December 31, 2019, property and equipment, at cost, consist of:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Transportation equipment	$1,213,581	$1,184,896
Medical equipment	22,541,264	17,291,984
Electrical equipment	2,197,208	1,842,552
Office equipment and others	1,102,580	964,669
Buildings	24,274,045	23,700,288
Software	189,522	185,043
Total fixed assets at cost	51,518,200	45,169,432
Accumulated depreciation	(9,050,875)	(7,021,013)
Total fixed assets before reclassification	$42,467,325	$38,148,419
Reclass to Right-of-use assets	(13,803,342)	(15,309,797)
Total fixed assets, net	28,663,983	22,838,622

The Company recorded depreciation expense of $649,726 and $551,810, $1,808,738 and $1,644,389 for the three and nine months ended September 30, 2020 and 2019, respectively.

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

The current portion of the prepaid consulting and decoration fees were recorded as deferred expenses of $435,881 and $257,203 as of September 30, 2020 and December 31, 2019. The long-term deferred expenses were $2,519,141 and $2,978,936 as of September 30, 2020 and December 31, 2019.

The Company recorded consulting fee of $ 5,012 and $16,049 for the three months ended September 30, 2020 and 2019, and decoration fees of $106,715 and $49,303 for the three months ended September 30, 2020 and 2019, respectively. The Company recorded consulting fee of $32,869 and $55,169 for the nine months ended September 30, 2020 and 2019, and decoration fees of $316,705 and $169,477 for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $14.06 million and $14.14 million, respectively, as of September 30, 2020.

As of September 30, 2020, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Operating lease assets	$255,646	$331,693
Finance lease assets	13,803,342	15,309,796
Total	$14,058,988	$15,641,489
Liabilities
Current
Operating lease liabilities	117,681	111,414
Finance lease liabilities	1,635,519	2,569,007
Long-term
Operating lease liabilities	137,965	220,279
Finance lease liabilities	12,253,566	13,075,654
Total	$14,144,731	$15,976,354

The future minimum lease payments for annual capital lease obligation as of September 30, 2020 are as follows:

Year	Amounts
2020	$1,263,151
2021	2,155,864
2022	1,134,231
Thereafter	9,335,839
Total	$13,889,085

The Company recorded finance interest lease fees of $275,126 and $231,063 for the three months ended September 30, 2020 and 2019, and recorded finance interest lease fees of $816,509 and $812,057 for the nine months ended September 30, 2020 and 2019, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2020	30,034
2021	124,992
2022	100,620
255,646

The company has recorded operating lease expense of $27,900 and $24,112 for three months ended September 30, 2020 and 2019, and recorded operating lease expense of $81,764 and $80,864 for nine months ended September 30, 2020 and 2019 respectively

At September 30, 2020 right-of-use assets, consist of:

	September 30, 2020 (Unaudited)			December 31, 2019
	Operating lease	Finance lease	Total	Operating lease	Finance lease	Total
Lease assets	$337,410	$14,619,851	$14,957,261	$432,892	$16,390,259	$16,823,151
Accumulated amortization	(81,764)	(816,509)	(898,273)	(101,199)	(1,080,463)	(1,181,662)
Total right-of-use assets, net	$255,646	$13,803,342	$14,058,988	$331,693	$15,309,796	$15,641,489

The Company recorded finance lease amortization expense of $275,126 and $391,314 in depreciation and amortization for the three months ended September 30, 2020 and 2019, respectively, and recorded finance lease amortization expense of $816,509 and $929,538 in depreciation and amortization for the nine months ended September 30, 2020 and 2019, respectively. For the three and nine months ended September 30, 2020, the amount of depreciation and amortization was $649,726 and $1,808,738, also included general property and equipment depreciation of $374,600 and $992,229.

The Company recorded operating lease expense of $73,174 and $24,112 for the three months ended September 30, 2020 and 2019, and recorded operating lease expense of $159,782 and $80,864 for the nine months ended September 30, 2020 and 2019, including operating lease amortization expense of $27,900 and $24,573 for the three months ended September 30, 2020 and 2019, and $81,764 and $75,003 for the nine months ended September 30, 2020 and 2019, respectively.

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

During 2019 and the first nine months of 2020, the Company satisfied the Notes issued to Labrys Fund, LP, Harbor Gates Capital, LLC and Auctus Fund, LLC.

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

In January 2020 the Company issued 38,322 shares of common stock to Labrys Fund, LP in full satisfaction of its warrant. At September 30, 2020, the Company marked to market the fair value of the Auctus Fund warrant liability and determined a fair value of $42,818. The Company recorded a loss from issuance expense and change in fair value of warrant liability of $(263,953) and $181,136 for three and nine months ended September 30, 2020. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 70.08%, (3) weighted average risk-free interest rate of 0.241%, (4) expected life of 1.83 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

NOTE 10. NON-CONTROLLING INTERESTS

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds a 70% equity interest in Jiarun as of September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, NCI on the consolidated balance sheet was $8,885,529 and $8,168,613, respectively, representing the 30% of Jiarun that is owned by Junsheng Zhang.

For the three months ended September 30, 2020, the comprehensive income attributable to shareholders’ equity and NCI is $1,414,844 and $565,116 respectively. For the nine months ended September 30, 2020, the comprehensive income attributable to shareholders’ equity and NCI is $1,574,442 and $716,916, respectively.

For the three months ended September 30, 2019, the comprehensive income attributable to shareholders’ equity and NCI is $(211,130) and $74,257 respectively. For the nine months ended September 30, 2019, the comprehensive income attributable to shareholders ‘equity and NCI is $1,085,897 and $808,118, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 11. Revenue

The Company’s revenue consists of pharmaceuticals sales and patient care revenue.

	Three Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Pharmaceuticals:
Western pharmaceuticals	$1,869,252	$1,989,732
Chinese medicine	235,613	296,327
Herbal medicine	358,086	257,971
Total pharmaceuticals	$2,462,951	$2,544,030

Patient services:
Medical consulting	$3,509,366	$2,732,914
Medical treatment	3,496,691	2,215,895
Others	547,077	270,361
Total patient services	$7,553,134	$5,219,170
	$10,016,085	$7,763,200

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Pharmaceuticals:
Western pharmaceuticals	$4,682,550	$6,229,016
Chinese medicine	558,715	989,317
Herbal medicine	812,883	728,587
Total pharmaceuticals	$6,054,148	$7,946,920

Patient services:
Medical consulting	$7,607,046	$7,197,523
Medical treatment	8,586,527	7,078,626
Others	772,734	683,904
Total patient services	$16,966,307	$14,960,053
	$23,020,455	$22,906,973

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

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2020 the Company purchased Eligible Equipment for RMB 35.8 million, with $1.1 million deferred income tax, creating differences between the tax treatment mandated by the Chinese government and GAAP tax treatment.

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

(d) Heilongjiang Province Runjia Medical Equipment Company Limited, owned by Junsheng Zhang

(e) Jiarun Super Market Co., Ltd., owned by Junsheng Zhang

(f) Harbin Qi-run Pharmacy Limited, owned by Junsheng Zhang

(g) Yanhua Xing and Weiguang Song, the former shareholders of JHCL

Amount due from related parties

The amount due from related parties became $ Nil in 2020 and 2019.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
Name of related parties	2020	2019
	(Unaudited)
Harbin Jiarun Pharmacy Co., Ltd	$22,876	$-
Heilongjiang Province Runjia Medical Equipment Co., Ltd	2,132	4,306
Harbin Baiyi Real Estate Development Co., Ltd,	-	1,043,131
Junsheng Zhang	413,238	747,103
	$438,246	$1,794,540

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

Related parties’ transactions

Purchase of pharmaceuticals and medical material from related parties consisted of the following for the periods indicated:

	For nine months ended September 30,
Name of related parties	2020	2019
Harbin Jiarun Pharmacy Co., Ltd	$22,876	$69,583
Heilongjiang Province Runjia Medical Equipment Co., Ltd	2,278	7,201
	$25,.154	$76,784

Deposits for capital leases and capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of September 30, 2020, the Company has balance of deposits for capital leases and capital lease obligations of $440,963 and $11,541,555, respectively. As of December 31, 2019, the Company has balance of deposits for capital leases and capital lease obligations of $447,021 and $13,148,213, respectively.

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

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$1,212,681	$1,798,663
Denominator:
Basic weighted-average number of shares outstanding	18,021,848	16,380,863
Diluted weighted-average number of shares outstanding	18,059,240	16,398,532
Net income per share:
Basic EPS	$0.0673	$0.1098
Diluted EPS	$0.0672	$0.1097

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no probable or reasonably possible loss contingency as of September 30, 2020 and December 31, 2019.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 16. COMMON STOCK

During the first quarter of 2020, the Company issued 38,332 shares to Labrys Fund, LP in full satisfaction of a common stock purchase warrant that the Company had sold to Labrys Fund, LP during 2019, On February 27, 2020, Auctus Fund, LLC converted into 2,000 shares of the Company’s common stock with $2,400 in accrued interest and fees arising under the Promissory Note it had purchase from the Company in July 2019. On August 4, 2020, the Company issued 40,000 shares to StockVest for advertising, promotional and marketing services.

NOTE 17. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a $5,575,971 negative retained earnings or accumulated deficit as of September 30, 2020; in addition, the Company’s total current liabilities exceeded its current assets by $2,950,924. These factors raised substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To continue as a going concern, the Company is actively pursuing additional funding and strategic partners to enable it to implement its business plan. In addition, the Company is also working to devote more efforts to improve its operation and generate more profits. Management believes that these actions will allow the Company to continue its operations through the next fiscal year.

NOTE 18. SUBSEQUENT EVENTS

The Management of the Company determined that there were no material reportable subsequent events required to be disclosed.

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

We have two sources of patient revenues: in-patient service revenues and out-patient service revenues. In addition to providing services to our patients, we also sell pharmaceuticals to our patients. Revenues from such sales are included in either our in-patient service revenues or our out-patient service revenues. Our revenues come from individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon local government established charges. Revenue from the sale of pharmaceuticals is recognized when it is both earned and realized. The Company’s policy is to recognize the sale of pharmaceuticals when the title to the pharmaceuticals, ownership and risk of loss have transferred to the purchasers, and collection of the sales proceeds is reasonably assured, all of which generally occurs when the patient receives the pharmaceuticals. Patient service revenue is recognized when it is both earned and realized. The Company’s policy is to recognize patient service revenue when the medical service has been provided to the patient and collection of the revenue is reasonably assured.

Critical Accounting Policies and Management Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the period ended September 30, 2020, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results, as follows:

●	The determination, as set forth in Note 3 to our Financial Statements, that the $5,723,965 balance in accounts receivable as of September 30, 2020 warranted an allowance for doubtful accounts of $2,790,343. The determination was based on our review of the statement from Harbin Medical Insurance Management Center. Generally, the Center sets an insurance claim limit for the hospital. Although the hospital cannot refuse to receive patients, if the hospital receives too many patients and exceeds the claim limit, there is an excess insurance claim that may not be recoverable. During the next year or two, the Center will pay part of the excess insurance claim to the hospital from an insurance regulatory fund that is shared with all local hospitals that have excess insurance claims. In accordance with the principle of prudence, the Company made a determination that an excess insurance claim that had been outstanding for over two years without reimbursement should be treated as a doubtful account.

●	The determination to record depreciation of our principal medical property and equipment over an average useful life of approximately twenty years. (A quantification of that depreciation is set forth in Note 6 to our Financial Statements) The determination was based primarily on our expectation that the useful life of our hospital facilities would exceed thirty years, based on the experience of comparable facilities in our location.

Results of Operations

The following table shows key components of the results of operations during three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change
	2020	2019	$	%
Revenue:
Pharmaceuticals	$2,462,951	$2,544,030	$(81,079)	(3)%
Patient services	7,553,134	5,219,170	2,333,964	45%
Total revenue	10,016,085	7,763,200	2,252,885	29%
Operating costs and expenses:
Cost of pharmaceuticals sold	1,798,004	1,670,367	127,637	8%
Medical consumables	2,852,588	1,382,547	1,470,041	106%
Salaries and benefits	2,067,965	1,740,684	327,281	19%
Office supplies	488,478	509,647	(21,169)	(4)%
Vehicle expenses	39,381	69,710	(30,329)	(44)%
Utilities expenses	87,344	90,982	(3,638)	(4)%
Rentals and leases	73,174	24,112	49,062	203%
Advertising and promotion expenses	9,118	13,194	(4,076)	(31)%
Interest expense, net	317,704	276,679	41,025	15%
Convertible notes expense	-	152,904	(152,904)	(100)%
Warrant expense	(263,953)	96,800	(360,753)	(373)%
Professional fee	20,791	114,130	(93,339)	(82)%
Depreciation	649,726	551,810	97,916	18%
Total operating costs and expenses	8,140,320	6,693,566	1,446,754	22%
Earnings from operations before other income and income taxes	1,875,765	1,069,634	806,131	75%
Other income	(5,620)	(3,294)	(2,326)	71%
Earnings from operations before income taxes	1,870,145	1,066,340	803,805	75%
Income tax	837,659	221,641	616,018	278%
Net income	1,032,486	844,699	187,787	22%
Less: net income attributable to non-controlling interests	266,545	369,366	(102,821)	(28)%
Net income attributable to the Company	$765,941	$475,333	$290,608	61%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	298,571	(295,109)	593,680	(201)%
Foreign currency translation adjustment attributable to the Company	648,903	(686,463)	1,335,366	(195)%
Comprehensive income	$1,979,960	$(136,873)	$2,116,833	(1547)%

The following table shows key components of the results of operations during nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Change
	2020	2019	$	%

Revenue:
Pharmaceuticals	$6,054,148	$7,946,920	$(1,892,772)	(24)%
Patient services	16,966,307	14,960,053	2,006,254	13%
Total revenue	23,020,455	22,906,973	113,482	(0.5)%
Operating costs and expenses:
Cost of pharmaceuticals sold	4,328,675	6,040,467	(1,711,792)	(28)%
Medical consumables	5,589,590	3,251,086	2,338,504	72%
Salaries and benefits	5,936,083	4,847,107	1,088,976	22%
Office supplies	1,048,658	1,189,712	(141,054)	(12)%
Vehicle expenses	167,199	227,787	(60,588)	(27)%
Utilities expenses	392,827	388,632	4,195	1%
Rentals and leases	159,782	80,864	78,918	98%
Advertising and promotion expenses	9,256	39,659	(30,403)	(77)%
Interest expense, net	774,471	814,032	(39,561)	(5)%
Convertible notes expense	(322,363)	428,093	(750,456)	(175)%
Warrant expense	181,136	173,445	7,691	4%
Professional fee	40,385	219,045	(178,660)	(82)%
Depreciation	1,808,738	1,644,389	164,349	10%
Total operating costs and expenses	20,114,437	19,344,318	770,119	4%
Earnings from operations before other income and income taxes	2,906,018	3,562,655	(656,637)	(18)%
Other income (expenses)	(17,026)	(12,662)	(4,364)	34%
Earnings from operations before income taxes	2,888,992	3,549,993	(661,001)	(19)%
Income tax	1,138,507	637,475	(501,032)	(79)%
Net income	1,750,485	2,912,518	(1,162,033)	(40)%
Less: net income attributable to non-controlling interests	537,804	1,113,855	(576,051)	(52)%
Net income attributable to the Company	$1,212,681	$1,798,663	$(585,982)	(33)%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	179,112	(305,737)	484,849	(159)%
Foreign currency translation adjustment attributable to the Company	361,761	(712,766)	1,074,527	(151)%
Comprehensive income	$2,291,358	$1,894,015	$397,343	21%

Revenue

Operating revenue for the three and nine months ended September 30, 2020, which resulted primarily from pharmaceuticals revenue and patient services revenue, was $10,016,085 and $23,020,455, an increase of 29% and 0.5% as compared with the operating revenue of $7,763,200 and $22,906,973 for the three and nine months ended September 30, 2019. Revenue from the sale of pharmaceuticals decreased by 24%, while revenue from provision of patient services increased by 13% for the nine months ended September 30, 2020. The decrease was primarily a result of restrictions imposed by government agencies on business operations within Harbin City in order to control the spread of COVID-19. These restrictions limited our ability to perform non-emergency medical services, which caused the number of treated inpatients during the first nine months of 2020 to fall by 35% to 9,874 patients, compared with the 15,292 patients treated at Jiarun Hospital in the first nine months of 2019. The restrictions were significantly reduced during the three months ended September 30, 2020, with the result that revenue from patient services increased by 44% in that quarter, compared to the third quarter of 2019

Operating Costs and Expenses

Total operating costs and expenses were $8,140,320 and $20,114,437 for the three and nine months ended September 30, 2020, an increase of $1,446,754 or 22% as compared to $6,693,566 for the third quarter of 2019, and an increase of $770,119 or 4% as compared to $19,344,318 for the first nine months of 2019. The 22% increase in operating expenses for the three months ended September 30, 2020 lagged the 29% increase in revenue in that quarter, with the result that pre-tax operating income increased by 75% for the quarter. However, since revenue increased by only 0.5% nine months - to- nine months, the increase of only 4% in operating costs and expenses caused a substantial reduction in the profitability of the Company’s operations for the first nine months of 2020. The primary reasons for the disparity between the increase in revenues and the reduction in operating costs were:

●	the 72% increase in the expense for medical consumables during the nine months ended September 30, 2020. The cost of medical consumables increased, despite the 35% reduction in patients, because the hospital used more medical materials to prevent the spread of COVID-19.

●	an increase in salaries and benefits of $1,088,976 in the nine months ended September 30, 2020. This 22% increase in our labor costs was primarily caused by the initiation of operations at our two new branch hospitals. The increase exceeded the revenue increase attributable to the hospitals, as we incurred labor costs in preparation for full scale operations.

Income Taxes

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2020 the Company purchased Eligible Equipment for RMB 35.8 million, with $1.1 million deferred income tax, creating differences between tax and GAAP.

Income from operations and net income

Income from Operations was $2,906,018 for the nine months ended September 30, 2020, as compared with operating income of $3,562,655 for the nine months ended September 30, 2019. After deducting other income and expenses as well as the provision for income tax, the Company’s net income for the nine months ended September 30, 2020 was $1,750,485 representing a decrease of $1,162,033 or 40%, over $2,912,518 for the nine months ended September 30, 2019. On the other hand, we realized a $806,131 increase (75%) in income from operations comparing the three months ended September 30, 2020 to the three months ended September 30, 2019, with a 22% increase in net income. In both cases, the changes in income from operations and net income were primarily due to the aforementioned changes in operating revenue and expenses.

Our net income was produced by Jiarun. Because we own only 70% of the equity interest in Jiarun (the other 30% being owned by our Chairman, Junsheng Zhang), we reduced our net income by an allocation to the “non-controlling interests” of, before recognizing net income attributable to the Company: $537,804 and $1,113,855 for the nine months ended September 30, 2020 and 2019, respectively, and $266,545 and $369,366 for the three month periods then ended. After those allocations, our net income attributable to the Company for the nine months ended September 30, 2020 and 2019 was $1,212,681 ($0.0673 per share) and $1,798,663 ($0.1098 per share), respectively. Net income attributable to the Company for the three months ended September 30, 2020 and 2019 was $764,941 and $475,333, respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the nine months ended September 30, 2020, foreign currency translation adjustments of $540,873 (of which $179,112 was attributable to the non-controlling interest) have been reported as other comprehensive income in the consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2019, foreign currency translation adjustments of ($1,018,503) (of which ($305,737) was attributable to the non-controlling interest) have been reported as other comprehensive loss in the consolidated statements of operations and comprehensive income.

Liquidity and Capital Resources

As of September 30, 2020, the Company had $812,102 in cash and cash equivalents, a decrease of $1,159,027 from our cash balance at December 31, 2019. The decrease was primarily caused by our investing activities, which used $6,390,591 of cash during the first nine months of 2020.

Our working capital deficit at September 30, 2020 was $2,950,924, an deterioration of $1,549,375 from our deficit of $1,401,549 in working capital at December 31, 2019. The decrease was primarily attributable to the fact that we reduced our current assets by $3,069,855, while increasing our fixed assets, in particular increasing our property and equipment balance by $5,825,361.

Our working capital deficit limits our ability to finance expansion. It is noteworthy, however, that our current liabilities include $438,246 in amounts due to related parties, all of which is owed to our Chairman, Junsheng Zhang, and $1,753,200 representing the current portion of our lease obligations, most of which is also owed to Chairman Zhang. We believe, therefore, that our liquidity is adequate to continue operations at our current level and fund a modest expansion program.

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

Cash Flows and Capital Resources

Our cash flows for the first half of 2020 and 2019 are summarized below:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	7,507,822	8,837,226
Net cash used in investing activities	(6,390,591)	(3,460,652)
Net cash used in financing activities	(2,304,079)	(3,574,870)
Effect of exchange rate fluctuation on cash and cash equivalents	27,821	(48,969)
Net increase in cash and cash equivalents	(1,159,027)	1,752,735
Cash and cash equivalents, beginning of period	1,971,129	256,450
Cash and cash equivalents, ending of period	$812,102	$2,009,185

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2020, we had positive cash flow from operating activities of $7,507,822, a decrease of $1,329,404 from $8,837,226 for the nine months ended September 30, 2019. Cash flow from operations decreased in part because of the $1,162,033 decrease in net income during the nine months ended September 30, 2020. In addition, several other factors contributed to the reduction in cash flow from operations, including:

●	The Company increased its inventory balance by $317,979 during the first nine months of 2020, whereas the inventory balance increased by only $97,062 during the first nine months of 2019.

●	The Company reduced its accrued expenses balance by $247,668 during the first nine months of 2020; during the first nine months of 2019 accrued expenses balance reduced by $596,572.

●	The Company used $322,363 to satisfy convertible notes payable during the first nine months of 2020; during the first nine months of 2019, the Company received $724,500 on sale of those same convertible notes.

●	The Company reduced its debt to related parties by $1,359,833 during the first nine months of 2020; during the first nine months of 2019, the Company increased the amount due to related parties by $2.716.217.

Cash flow from operating activities during the first nine months of 2020 substantially exceeded net income, primarily because of an increase in the Company’s accounts payable balance by $2,238,219 and an increase in the accounts receivable balance by $1,712,746. These items do not necessarily represent patterns that will be repeated: the Company's ability to defer satisfaction of its payables without injuring its relations with vendors is limited; the surge in third quarter revenue leading to increased accounts receivable reflects in part delivery of medical procedures that were delayed by the pandemic. It is the case, therefore, that the Company’s ability to generate cash from operating activities during the first nine months of 2020 despite the reduction in its profitability may not be replicable in the future operation.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $6,390,591, compared to net cash used in investing activities of $3,460,652 for the nine months ended June 30, 2019. The cash used in investing activities for the nine months ended September 30, 2020 and the nine months ended September 30, 2019 was mainly used for the purchase of medical equipment and payment of Construction in progress.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020 was $2,304,079, as compared to net cash used in financing activities of $3,574,870 for the nine months ended September 30, 2019. The cash used in financing activities for the nine months ended September 30, 2020 was mainly due to payment on account of finance leases of $3,418,708.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, may change the monetary amounts we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether such changes will ever be implemented or when they may take effect.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2020. Based on this evaluation, Management determined that the following material weakness existed in our internal control over financial reporting

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

The aforesaid weakness in our internal controls was identified in connection with the preparation of our financial statements for the year ended December 31, 2019. At that time, management adopted a remediation plan. The interference in our business operations caused by restrictions on business activities related to the COVID-19 pandemic has delayed and impaired our ability to implement the remediation plan.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

In August 2020 the Company issued 40,000 shares of its common stock to StockVest as compensation for services. The sale was exempt from registration pursuant to Section 4(a)(2) of the Securities Act because the sale was made to a sophisticated investor, not in a public offering, and the investor was taking the shares for investment only.

Other than the aforesaid, the Company did not effect any sales of unregistered securities during the third quarter of fiscal 2020.

(b) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2020.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Lihua Sun	Chief Executive Officer	November 13, 2020
Lihua Sun	(Principal Executive Officer)

/s/ Xuewei Zhang	Chief Financial Officer	November 13, 2020
Xuewei Zhang	(Principal Financial and Accounting Officer)