Form 10-K
period 2020-12-31
JRSIS HEALTH CARE Corp
filed 2021-04-15
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates computed by reference to the closing price as of the last business day of the quarterly period ended June 30, 2020 was $9,244,262.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were 18,246,331 shares of the registrant’s common stock outstanding.

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

Our present corporate structure is as follows:

Junsheng Zhang
13,392,000 Shares
Other Shareholders
4,854,331 Shares
73.4%
26.6%
JRSIS HEALTH CARE CORPORATION
(USA Registered Company, Abbr. : JRSS)
100%
JRSIS HEALTH CARE LIMITED
(BVI Registered Company)
100%
Runteng Medical Group Company
Limited (Hong Kong)
HK &
Overseas
Junsheng Zhang
30%
70%
Inside
China
Harbin Jiarun Hospital Co., Ltd
100%
100%
Harbin Jiarun Hospital Co., Ltd (Nanjing Road)
Harbin Jiarun Hospital Co., Ltd (Second branch)

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

As is common in China, we generate revenues from both the provision of patient services and the sale of pharmaceuticals. These two areas respectively were responsible for 74% and 26% of our total revenues for the year ended December 31, 2020, and 66% and 34% of the total revenues for the year ended December 31, 2019.

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

Company	Content of cooperation
General Electric Medical Systems Trading Development (Shanghai) Co. Ltd	Supplier of Medical Equipment
Harbin Pharmaceutical Group Co. Ltd Pharmaceutical Branch	Supplier of Medicine
Zhejiang Di An Medical Equipment Co. Ltd	Supplier of Medical Equipment and reagent
Shanghai Pharmaceutical Science Park Xinhai Heilongjiang Pharmaceutical Co. Ltd	Supplier of Medicine
Shenyang Zefeng Trading Co. Ltd	Supplier of Medical Equipment
Harbin Baoyue Medical Equipment Sales Co. Ltd	Supplier of Medical Equipment
Harbin Hulan District Zhijing Materials Wholesale Store	Supplier of Medical Equipment
Harbin Juyang Trading Co. Ltd	Supplier of Medical Equipment
Harbin Zhengda Longxiang Pharmaceutical Co. Ltd	Supplier of Medicine
Zhuhai Hejia Medical Equipment Co. Ltd	Supplier of Medical Equipment
Heilongjiang Di An Medical Laboratory Co. Ltd	Supplier of Medical Equipment and reagent
Harbin Pharmaceutical Group Co. Ltd New and Special Drugs Branch	Supplier of Medicine
Guigang Taiyue Guokang Trade Co. Ltd	Supplier of Medical Equipment
Anguo City Changda Chinese Herbal Medicine Yinpian Co. Ltd	Supplier of Chinese Herbal Medicine
Harbin Huatai Electromechanical Engineering Co. Ltd	Supplier of Equipment
Huake Medical Technology (Beijing) Co.Ltd.	Supplier of Medical Equipment
Beijing Tianmin Changfeng Electromechanical Equipment Co. Ltd	Supplier of Medical Equipment
Heilongjiang Tongze Pharmaceutical Co. Ltd	Supplier of Medicine
Linzhi Bayi Wulong Biotechnology Co. Ltd	Supplier of Medicine
Henan Heying Medical Instrument Co. Ltd	Supplier of Medical Equipment
Anhui Iishantang Chinese Medicine Technology Co. Ltd	Supplier of Chinese Herbal Medicine

Competition

We compete with two government-owned hospitals in the city of Harbin. We believe that we will be able to effectively compete with them because we:

●	Employ extensive marketing tactics to reach a large segment of customers, such as our special “Mobile clinics free medical service” program, which provides free medical services to the Jiarun Hospital community and neighboring towns, thus providing an expanded customer base and expanding the influence of the marketing plan;

●	Provide advanced medical facilities and comfortable environments;

●	Maintain the highest level of professional healthcare; and

●	Offer competitive prices for medical treatment and drugs and medications

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

Employees

As of December 31, 2020, we had 875 employees, consisting of 658 doctors and nurses, and a drug management staff of 22, who are supported by 195 non-medical employees. None of our employees are represented by a labor union or similar collective bargaining organization.

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

The Company’s only business activity is ownership and operation of Jiarun Hospital (including its two satellites), the largest hospital in the City of Harbin. Many residents of Harbin have contracted COVID-19 during the current pandemic. As a result, the national and local government have imposed serious restrictions on business operations within the City, including mandatory quarantines. The quarantines have prevented Jiarun Hospital from carrying on its normal operations. We are unable to predict the extent to which the pandemic and related impacts may adversely impact our business operations, financial performance, consolidated results of operations and consolidated financial position in the future or interfere with the achievement of our strategic objectives.

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

Junsheng Zhang, the Chairman of the Board of JRSIS Health Care Corporation, owns 73.40% of the Company’s outstanding common stock. As a result, Mr. Zhang will have significant influence to:

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

Our Board of Directors is authorized to issue up to 100,000,000 shares of common stock, of which 18,246,331 shares are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring, or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

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

Our current independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and firms registered with the Public Company Accounting Oversight Board (United States), or the PCAOB, are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards.

Our auditors have a number of clients who have substantial operations within mainland China. But the PCAOB has been unable to complete inspections of the work of our auditors without the approval of the Chinese authorities. Thus, our auditors and their audit work are not currently inspected fully by the PCAOB. On December 7, 2018, the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by the U.S. regulation in their oversight of financial statement audits of U.S.-listed companies with significant operation in China. However, it remains unclear what further actions the SEC and PCAOB will take to address the problem.

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

In October 2019 JRSS updated the operating lease agreements to expand the operating area for the remain lease period, under terms of the new lease agreement, from October 2019, JRSS is committed to lease expense payments of approximately $186,308 per year.

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

Holders of Securities

As of the date of filing of this report, we had 133 shareholders of record and 18,246,331 outstanding shares of common stock, par value $0.001.

There are currently effective prospectuses that will permit the public resale of 4,364,931 shares of our common stock now held by shareholders.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on its common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Sales of Unregistered Securities

The Company did not effect any unregistered sales of equity securities during the quarter ended December 31, 2020.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2020.

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

Critical Accounting Policies and Management Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the year ended December 31, 2020, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results, as follows:

●	The determination, as set forth in Note 3 to our Financial Statements, that the $7,691,679 balance in accounts receivable as of December 31, 2020 warranted an allowance for doubtful accounts of $3,300,027. The determination was based on our review of the statement from Harbin Medical Insurance Management Center, Generally, the Center sets for each hospital an insurance claim limit, even though the hospital is not permitted to refuse to receive patients. If the hospital receive too many patients, it will exceed the claim limit, and record an excess insurance claim. The Center will pay part of the excess insurance claim from an insurance regulatory fund that is shared among all local hospital that have excess insurance claims, but full reimbursement is not assured. In accordance with the principle of prudence, the Company made a determination that any excess insurance claim outstanding for more than two years without reimbursement should be treated as a doubtful account. As of December 31, 2020, the amount of excess insurance claims aged over two years without reimbursement was $3,300,027, which was treated as a bad debt.

●	The determination to record depreciation of our principal medical property and equipment over an average useful life of approximately twenty years. (A quantification of that depreciation is set forth in Note 6 to our Financial Statements.) The determination was based primarily on our expectation that the useful life of our hospital facilities would exceed thirty years, based on the experience of comparable facilities in our location.

Results of Operations for the Years Ended December 31, 2020 and 2019

The following table shows key components of the results of operations during the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,		Change
	2020	2019	$	%
Revenue:
Medicine	$9,400,113	$10,778,239	$1,378,126	(13%)
Patient services	26,306,084	20,685,194	(5,620,890)	27%
Total revenue	35,706,197	31,463,433	(4,242,764)	13%
Operating costs and expenses:
Cost of medicine sold	6,796,711	7,835,364	(1,038,653)	(13%)
Medical consumables	8,338,807	4,671,611	3,667,196	78%
Salaries and benefits	8,374,223	7,502,622	871,601	12%
Office supplies	1,630,623	1,614,261	16,362	1%
Vehicle expenses	233,720	312,857	(79,137)	(25%)
Utilities expenses	624,352	576,804	47,548	8%
Rentals and leases	223,949	124,763	99,186	79%
Advertising and promotion expenses	130,246	53,449	76,797	144%
Interest expense	1,137,445	1,112,000	25,445	2%
Professional fee	109,562	337,260	(227,698)	(68%)
Convertible notes expense	(322,363)	332,067	(654,430)	(197%)
Warrant expense	139,467	110,840	28,627	26%
Depreciation	2,696,065	2,212,022	484,043	22%
Total operating costs and expenses	30,112,807	26,795,920	3,316,887	12%
Earnings from operations before other income and income taxes	5,593,390	4,667,513	925,877	20%
Other income(expenses)	(396,497)	(2,741,155)	(2,344,658)	(86%)
Earnings from operations before income taxes	5,196,893	1,926,358	3,270,535	170%
Income tax	1,369,615	657,699	711,916	108%
Net income	3,827,278	1,268,659	2,558,619	202%

Other comprehensive income:
Foreign currency translation adjustment	1,611,738	(361,125)	(1,972,863)	(546%)
Comprehensive income	$5,439,016	$907,534	$4,531,482	499%

Revenue

Operating revenue for the year ended December 31, 2020, which resulted primarily from medicine (i.e. pharmaceuticals) revenue and patient services revenue, was $35,706,197, an increase of 13% as compared with the operating revenue of $31,463,433 for the year ended December 31, 2019. Revenue from the sale of medicine decreased by 13%, while revenue from provision of patient services grew by 27%. The increase in patient service revenue occurred despite the fact that the number of treated inpatients decreased by 29% to 14,649 patients, 6,002 less than the 20,651 patients treated in 2019. However, as the spread of COVID-19 through the population of the City of Harbin in 2020 resulted in patients with complex and life-threatening situations, the per capita medical expenses of inpatients increased to $1,151 in 2020, $387 or 51% more than the per capita medical expenses of inpatients in 2019. That 51% increase in per capita expense yielded only a 27% increase in patient service revenue, however, because the quarantines related to the pandemic prevented much of the elective medical procedures from occurring.

Operating costs and expenses

Total operating costs and expenses were $ 30,112,807 for the year ended December 31, 2020, an increase of $ 3,316,887 or 12% as compared to $ 26,795,920 for 2019. Since revenue increased by only 13% year-to-year, The 12% increase in operating costs and expenses correlated with the 13% increase in revenue. The primary components of the $3,316,887 increase in costs and expenses were:

●	$3,667,196 increase in the cost of medical consumables. This 78% increase in expenses attributable to medical consumables was primarily related to the 51% increase in per capita medical expenses, as COVID-19 patients required more intensive treatment. Medical consumables mainly consist of materials expenses, medical repair expenses and test reagents. The largest components of the increase was the increase in materials expenses of $2,770,116 and an increase in inspection expenses of $448,620.

●	$871,601 increase in salaries and benefits, reflecting $1,125,966 increase in salaries, partially offset by a $300,002 decrease in social insurance expense. This 12% increase in our labor costs was primarily caused by the revenue increase attributable to the hospitals, as we incurred labor costs in preparation for full scale operations of our branch hospitals.

●	$76,797 increase in advertising and promotion expenses, likewise primarily attributable to the expansion of our operations during 2020.

●	$484,043 increase in depreciation and amortization. This increase occurred because we increased the book value of our property and equipment as a result of additional property and equipment placed in service by $2,555,443 during 2019 and by $ 9,276,833 during 2020, which led to a 22% increase in depreciation during 2020.

Partially offsetting the factors listed above was a $1,038,653 decrease in the cost of medicine. As our sales of medicine decreased by 13%, the cost of the medicine sold decreased by 13%. The decrease was attributable to both Western medicine and Chinese traditional medicines.

After taking these factors into account, we reported $5,593,390 in Earnings from Operations during 2020, compared to $4,667,513 during 2019, which represented $925,877 or a 20% increase.

Other Income (expenses)

Other Income (expenses) for the year ended December 31, 2020 mainly consisted of a $389,940 increase in our allowance for doubtful accounts. The reasons for the increase was set forth above under “Critical Accounting Policies and Management Estimates”. As of December 31, 2020, the amount of excess insurance claims that are recorded on our books as bad debts was $3,300,027.

After taking other income (expenses) into account, the Company recorded Earnings before Income Taxes of $5,196,893 in 2020, an increase of $3,270,535 or 170% over Earnings before Income Taxes recorded in 2019, when we reduced our recorded Earnings by recording a bad debt expense of $2,700,035 related to excess insurance claims.

Income taxes

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

The following table shows the components of the allowance for PRC income tax recorded for 2020:

Amounts

Income tax expense	$-
Income tax: 2020 deferred	1,369,615
Tax expense from continuing operation	$1,369,615

Amounts
Reconciliation:
Income tax at statutory rate	$1,369,615
Tax expense from continuing operation	$1,369,615

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed for purchases of equipment on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2020 the Company purchased Eligible Equipment for RMB42.13 million, which produced $1,369,615 in deferred income tax, representing the difference between PRC tax treatment and GAAP treatment of taxation arising from equipment acquisition.

Net Income

After deducting other income and expenses as well as the provision for income tax, the Company’s net income for the year ended December 31, 2020 was $3,827,278, representing an increase of $2,558,619 or 202% from the $1,268,659 recorded for the year ended December 31, 2019. The increase in net income for the year ended December 31, 2020 was primarily due to aforementioned changes in operating revenue and expenses.

Liquidity and Capital Resources

Our cash flows for the past two years are summarized below:

	The Year Ended December 31,
	2020	2019
Net cash provided by operating activities	10,643,017	11,847,403
Net cash used in investing activities	(8,271,723)	(3,962,588)
Net cash used in financing activities	(3,430,093)	(6,108,976)
Effect of exchange rate fluctuation on cash and cash equivalents	(67,503)	(61,160)
Net increase(decrease) in cash and cash equivalents	(1,126,302)	1,714,679
Cash and cash equivalents, beginning of period	1,971,129	256,450
Cash and cash equivalents, ending of period	$844,827	$1,971,129

As of December 31, 2020, the Company had $844,827 of cash and cash equivalents, a decrease of $1,126,302 from our cash balance at December 31, 2019. The decrease occurred because our operations during 2020 yielded $10,643,017 in cash.

Net Cash Provided by Operating Activities

The primary reasons that cash provided by operations so far exceeded our net income of $3,827,278 in 2020 were:

●	Our accounts receivable balance was reduced by $492,436, including the $575,638 increase in our allowance for doubtful accounts.

●	Our net income was reduced by a depreciation charge of $2,696,065 and a $1,137,445 accrual of interest.

●	We increased our accounts payable account by $2,802,124.

●	We increased our deferred tax payable account by $1,369,615.

At the same time, despite the $10,643,017 in cash provided by operations, our balance sheet at December 31, 2020 showed a working capital deficit of $3,877,411, representing an increase of $2,475,862 from our working capital deficit at December 31, 2019. The increase in our working capital deficit was primarily attributable to:

●	our expenditure of $8,271,723 on fixed assets during 2020; and

●	our use of $3,430,093 in cash for financing activities, primarily payments on capital lease obligations.

Cash flow from operating activities during the year ended of December 31, 2020 substantially exceeded net income, primarily because of an increase in the Company’s accounts payable balance by $2,802,124 and an increase in the deferred tax payable balance by $1,369,615. These items do not necessarily represent patterns that will be repeated: the Company's ability to defer satisfaction of its payables without injuring its relations with vendors is limited; the surge in 2020 revenue leading to increased deposits received by $71,508 reflects in part delivery of medical procedures that were delayed by the pandemic. It is the case, therefore, that the Company’s ability to generate cash from operating activities during the year of 2020 despite the increment in its profitability may not be replicable in the future operation.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $8,271,723, compared to net cash used in investing activities of $3,962,588 for the year ended December 31, 2019. The cash used in investing activities for 2020 increased comparing with 2019 and was mainly due to increment in purchase of medical equipment and payment of construction in progress by $3,558,182 which increased to $8,271,723 in 2020 from $4,713,541 in 2019.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the year ended December 31, 2020 was $3,430,093, as compared to net cash used in financing activities of $6,108,976 for the year ended December 31, 2019. The cash used in financing activities for 2020 decreased when comparing with 2019 and was mainly due to reduction of payment on capital lease obligation by $3,707,735 which reduced to $4,387,588 in 2020 from $8,095,323 in 2019.

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

To: the Board of Directors and Stockholders of

JRSIS Health Care Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JRSIS Health Care Corporation and subsidiaries (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, change in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of JRSIS Health Care Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has a significant accumulated deficit and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of accounts receivable – and bad debt allowances

As described in Note 3 to the consolidated financial statements, substantially all of the Company’s accounts receivable are related to providing healthcare services to patients whose costs are primarily paid by central and provincial governmental authorities, managed health care plans, and related commercial insurance companies, and workers’ compensation and employer sponsored programs. As of December 31, 2020, the accounts receivable balance of the Company approximately totaled $7.7 million. The Company reports accounts receivable at an amount equal to the consideration that the management expects to be received in exchange for providing healthcare services to its patients, which is estimated using contractual provisions associated with specific facts and economic conditions, historical reimbursement rates, and an analysis of past reimbursement experience to estimate contractual allowances.

The principal considerations for our determination that performing procedures relating to the valuation of accounts receivable and bad debt allowances to be a critical audit matter are that there was significant judgment by management in estimating net accounts receivable at an amount equal to the actual consideration management expects to be received. This resulted in significant auditor judgment and effort in performing procedures and evaluating the audit evidence obtained in relation to the valuation of accounts receivable and bad debt allowances.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of accounts receivable, including controls over the estimate of bad debt allowances. These procedures also included, among others: (i) evaluating management’s process for developing the estimate for bad debt allowances, (ii) testing the completeness, accuracy, and relevance of the underlying data used to estimate bad debt allowances, including historical billing and reimbursement data. (iii) testing on subsequent settlements on the accounts receivable, (iv) evaluating the reasonableness of the factors included in considering probable claim losses derived from aged uncollectible insurance claim, changes in economic conditions that may not be captured in the quantitatively derived results, and other relevant factors.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.
We have served as the Company’s auditor since 2015.

Hong Kong, China

April 15, 2021

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	December 31,	December 31,
	2020	2019

Assets
Current Assets:
Cash and cash equivalents	$844,827	$1,971,129
Accounts receivable, net	4,391,652	4,583,835
Inventories	1,458,217	1,072,741
Other receivables	64,836	47,385
Prepayments	625,922	1,301,351
Deferred expenses	452,205	257,203
Deposits for capital leases-current portion	41,025	280,422
Total current assets	7,878,684	9,514,066
Property and equipment, net	31,455,424	22,838,622
Long term deferred expenses	2,510,460	2,978,936
Deposits for capital leases	773,041	655,569
Right-of-use assets	16,187,280	15,641,489
Total assets	$58,804,889	$51,628,682

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$6,687,544	$3,619,442
Notes payable	856,490	358,382
Deposits received	98,386	24,487
Amount due to related parties	162,921	1,794,540
Other payable	57,573	10,752
Deferred tax payable	300,670	245,943
Tax payable	-	12,047
Payroll payable	1,127,845	1,395,034
Capital lease obligations - current portion	2,464,666	2,680,421
Convertible Note	-	774,567
Total current liabilities	11,756,095	10,915,615
Warrant liabilities	1,149	110,840
Capital lease obligations	14,444,646	13,295,933
Deferred tax payable	3,162,037	1,702,752
Other capital lease payable	600,537	2,616,691
Total liabilities	$29,964,464	$28,641,831

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 18,246,331 and 17,975,999 issued and outstanding at December 31, 2020 and 2019, respectively	18,246	17,976
Additional Paid-in capital	23,240,075	22,825,787
Retained earnings	(4,109,557)	(6,788,652)
Other comprehensive income	(111,016)	(1,236,873)
Total shareholders’ equity of the Company	19,037,748	14,818,238
Non-controlling interest	9,802,677	8,168,613
Total shareholders’ equity	28,840,425	22,986,851
Total liabilities and shareholders’ equity	$58,804,889	$51,628,682

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2020	2019

Revenue:
Medicine	$9,400,113	$10,778,239
Patient services	26,306,084	20,685,194
Total revenue	35,706,197	31,463,433

Operating costs and expenses:
Cost of medicine sold	6,796,711	7,835,364
Medical consumables	8,338,807	4,671,611
Salaries and benefits	8,374,223	7,502,622
Office supplies	1,630,623	1,614,261
Vehicle expenses	233,720	312,857
Utilities expenses	624,352	576,804
Rentals and leases	223,949	124,763
Advertising and promotion expenses	130,246	53,449
Interest expense	1,137,445	1,112,000
Professional fee	109,562	337,260
Convertible notes expense	(322,363)	332,067
Warrant expense	139,467	110,840
Depreciation	2,696,065	2,212,022
Total operating costs and expenses	30,112,807	26,795,920
Earnings from operations before other income and income taxes	5,593,390	4,667,513
Other income (expenses)	(396,497)	(2,741,155)
Earnings from operations before income taxes	5,196,893	1,926,358
Income tax	1,369,615	657,699
Net income	3,827,278	1,268,659
Less: net income attributable to non-controlling interests	1,148,183	380,598
Net income attributable to the Company	$2,679,095	$888,061
Other comprehensive income:

Foreign currency translation adjustment attributable to non-controlling interests	485,881	(107,361)
Foreign currency translation adjustment attributable to the Company	1,125,857	(253,764)
Comprehensive income	$5,439,016	$907,534
Less: Comprehensive income attributable to non-controlling interests	1,634,064	273,237
Comprehensive income attributable to the Company	$3,804,952	$634,297
Basic earnings per share	$0.1483	$0.0530
Diluted earnings per share	0.1466	0.0529
Weighted average number of shares outstanding (Basic)	18,060,070	16,757,890
Weighted average number of shares outstanding (Diluted)	18,270,070	16,783,362

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non-Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2018	14,975,000	$14,975	$12,913,912	$(983,109)	$2,191,363	$7,895,376	$22,032,517
Net income	-	-	888,061	-	-	380,598	1,268,659
Stock dividends	2,994,999	2,995	(20,590,625)	-	20,587,630	-	-
Shares issued	6,000	6	-	-	46,794	-	46,800
Foreign currency translation adjustment	-	-	-	(253,764)	-	(107,361)	(361,125)
Balance at December 31, 2019	17,975,999	$17,976	$(6,788,652)	$(1,236,873)	$22,825,787	$8,168,613	$22,986,851
Net income	-	-	2,679,095	-	-	1,148,183	3,827,278
Shares issued	270,332	270	-	-	414,288	-	414,558
Foreign currency translation adjustment	-	-	-	1,125,857	-	485,881	1,611,738
Balance at December 31, 2020	18,246,331	$18,246	$(4,109,557)	$(111,016)	$23,240,075	$9,802,677	$28,840,425

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2020	2019
Cash Flows From Operating Activities
Net income	$3,827,278	$1,268,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,696,065	2,212,022
Interest	1,137,445	1,112,000
Convertible notes expense	(322,363)	332,067
Warrant expense	139,467	110,840
Changes in operating assets and liabilities:
Accounts receivable, net	492,436	3,552,836
Inventories	(310,690)	76,657
Amount due from related parties	56,394	139,617
Prepayments and other current assets	740,010	(288,924)
Accounts payable	2,802,124	30,176
Amount due to related parties	(1,732,803)	1,701,047
Deferred tax payable	1,369,615	632,615
Deposits received	71,508	10,548
Accrued expenses and other current liabilities	(323,469)	957,243
Net cash provided by operating activities	10,643,017	11,847,403

Cash Flows From Investing Activities
Purchases of fixed assets	(8,271,723)	(4,713,541)
Prepayment for fixed assets	-	750,953
Net cash used in investing activities	(8,271,723)	(3,962,588)

Cash Flows From Financing Activities
Interest expenses	(1,137,445)	(1,112,000)
Payments on capital lease obligation	(4,387,588)	(8,095,323)
Derivative financial instruments	(591,671)	442,500
Non-cash issuance of common stock	414,558	46,800
Proceeds from finance lease	2,272,053	2,609,047
Net cash used in financing activities	(3,430,093)	(6,108,976)

Effect of exchange rate fluctuation on cash and cash equivalents	(67,503)	(61,160)
Net increase (decrease) in cash and cash equivalents	(1,126,302)	1,714,679

Cash and cash equivalents, beginning of period	1,971,129	256,450
Cash and cash equivalents, ending of period	$844,827	$1,971,129

Supplemental disclosure of cash flow information
Cash paid for income taxes	-	(54,106)
Cash paid for interest	(1,137,445)	(1,112,000)

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

The exchange rates used for foreign currency translation are as follows:

For the Year Ended December 31,
		2020	2019
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.5326 / 7.7527	6.9680 / 7.7876
Revenue and expenses	period average	6.6020 / 7.7561	6.9088 / 7.8351

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the years ended December 31, 2020 and 2019, no customer accounted for more than 10% of net revenue. As of December 31, 2020 and 2019, three and three customers accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

I. Construction in progress

Construction in progress represents the new hospital painting and decoration costs. And all direct costs relating to the polishing and decoration are capitalized as construction in progress. No depreciation is recorded in respect of construction in progress.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2020
	2020	Level 1	Level 2	Level 3
Convertible Note	$-	$-	$-	$-
Warrant liability	$1,149	$-	$-	$1,149

A summary of changes in Warrant liability for the period ended December 31, 2020 was as follows:

Balance at January 1, 2020	$110,840
Change in fair value of warrant liability	139,467
Exercise in January, 2020	(249,158)
Balance at December 31, 2020	1,149

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of the outstanding warrants was calculated using the Binomial Option Pricing Model with the following assumptions at inception and on subsequent valuation date:

September 30, 2020
Warrants	Auctus
Market price per share (USD/share)	$0.12
Exercise price (USD/share)	0.60
Risk free rate	0.257%
Dividend yield	-
Expected term/Contractual life (years)	1.58
Expected volatility	79.14%

A summary of changes in Convertible Note for the year ended December 31, 2020 was as follows:

Balance at January 1, 2020	$774,567
Change in fair value of convertible notes	(322,363)
Paid in February, 2020	(202,204)
Paid in April, 2020	(250,000)
Balance at December 31, 2020	-

In May and July of 2019, the Company issued three convertible promissory notes, one each to Labrys Fund, LP, Auctus Fund, LLC and Harbor Gates Capital, LLC. On October 31, 2019, the Company repaid the convertible promissory note issued to Labrys Fund, LP, On February 11, 2020, the Company repaid the convertible promissory note issued to Harbor Gates Capital, LLC. On April 30, 2020, the Company fully satisfied the Promissory Note that it issued to Auctus Fund, LLC in July 2019. Therefore, the Labrys’, Harbor Gates’ and Auctus’ Convertible Notes have no fair value as of each subsequent reporting date.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. ACCOUNTS RECEIVABLE, NET

	December 31
	2020	2019
Accounts receivable	$7,691,679	$7,308,224
Less: allowance for doubtful debts	3,300,027	2,724,389
	$4,391,652	$4,583,835

The Company recorded $389,940 and $2,700,035 in bad debts in other income(expense) during the years ended December 31, 2020 and 2019. These increases in our allowance for doubtful debts represent unreimbursed excess insurance claims submitted by the Company to the Harbin Medical Insurance Management Center more than two years ago.

NOTE 4. INVENTORIES

At December 31, 2020 and 2019, inventories consist of the following:

	December 31
	2020	2019
Western medicine	$720,622	$554,414
Chinese herbal medicine	32,840	37,621
Medical material	697,535	475,916
Other material	7,220	4,790
	$1,458,217	$1,072,741

NOTE 5. PREPAYMENT

At December 31, 2020 and 2019, prepayment consists of the following:

	December 31
	2020	2019
Deposits on medical equipment	$173,438	$744,569
Heating fees	78,356	175,736
Others	374,128	381,046
	$625,922	$1,301,351

NOTE 6. PROPERTY AND EQUIPMENT

At December 31, 2020 and 2019, property and equipment, at cost, consist of:

	December 31,
	2020	2019
Transportation equipment	$1,263,860	$1,184,896
Medical equipment	24,234,134	17,291,984
Electrical equipment	2,300,036	1,842,552
Office equipment and other	1,354,139	964,669
Buildings	28,139,226	23,700,288
Software	198,063	185,043
Total fixed assets at cost	57,489,458	45,169,432
Accumulated depreciation	(10,213,582)	(7,021,013)
Total fixed assets, net	$47,275,876	$38,148,419
Reclass to Right-of-use assets	(15,820,452)	(15,309,797)

Depreciation expense was $2,696,065 and $2,212,022 for the years ended December 31, 2020 and 2019, respectively.

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

The current portions of the prepaid consulting and decoration fees were recorded as deferred expenses of $452,205 and $257,203 as of December 31, 2020 and 2019. The long-term deferred expenses were $2,510,460 and $2,978,936 as of December 31, 2020 and 2019.

The Company recorded consulting fees of $36,546 and $65,306, and decoration fees of $447,457 and $224,485 for the year ended December 31, 2020 and 2019, respectively.

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

Finance lease

On June 5, 2013, Jiarun entered into a lease agreement to lease its hospital building from Harbin Baiyi Real Estate Development Co., Ltd (“the Lessor”), which is owned by Junsheng Zhang, a related party. The Lease has a term of 30 years, requiring annual prepayments of a rent of RMB7,000,000. The first payment was made on September 1, 2014. At the end of the leasing period, a final payment will be made to settle the total leasing amount. Both parties agreed for Jiarun to pay RMB3,000,000 as deposit at the execution of the Leasing agreement, which will be deducted from the final rental settlement. In accordance with proper accounting principles, this payment was booked as a deposit in our accounts. The Lessor shall return the premium for lease to Jiarun at expiration of the Contract or pledge the deposit as part of rents for the last period or periods in 2043. The implicit interest rate, which determined the rental fee after fair value was amortized, was calculated at 6.55%, which is the benchmark interest rate announced by The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to Jiarun.

The leasing agreement for our hospital building contains the following provisions:

●	Rental payments of RMB7,000,000 (equivalent to $1,004,593) per year, payable at the beginning of September.

●	An option allowing the lessor to extend the lease for thirty years beyond the last renewal option exercised by the Company.

●	A guarantee by the Company that the lessor will realize $nil from selling the asset at the expiration of the lease. This lease is a capital lease because its term (30 years) exceeds 75% of the building’s estimated economic life. In addition, the present value ($15,185,032) of the minimum lease payments exceeds 90% of the fair value of the building ($15,721,295).

●	Accumulated annual amounts resulting from applying an interest rate of 6.55% to the balance of the lease obligation at the beginning of each year. The lease obligation is increased by the amount of the prior year’s interest, the amount of the net rental payment at the beginning of each year; and this amount represents the guaranteed residual value at the end of the lease term.

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

On November 20, 2020 Jiarun entered into a sale and leaseback agreement for the sale-leaseback of properties from Haier Finance Leasing Company Limited, with a collective net value of $2,272,053.

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

In December 2017 JHCC leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from December 2017, JHCC is committed to make lease payments of approximately $68,128 per year for 5 years. This office is used by 1st Branch Company. In October 2019 JRSS updated this operating lease agreements to expand the operating area for the remain lease period, under terms of the new lease agreement, from October 2019, JRSS is committed to lease expense payments of approximately $186,308 per year.

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company’s accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $16.19 million and $16.91 million, respectively, as of December 31, 2020.

As of December 31, 2020, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

December 31, 2020
Assets
Operating lease assets	$366,828
Finance lease assets	15,820,452
Total	$16,187,280
Liabilities
Current
Operating lease liabilities	209,689
Finance lease liabilities	2,254,977
Long-term
Operating lease liabilities	157,139
Finance lease liabilities	14,287,507
Total	$16,909,312

The future minimum lease payments for annual capital lease obligation as of December 31, 2020 are as follows:

Year	Amounts
2021	$2,180,328
2022	1,231,961
2023	1,038,746
Thereafter	12,458,277
Total	$16,909,312

The Company recorded finance interest lease fees of $1,071,804 and $1,166,100 for the year ended December 31, 2020 and 2019.

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2021	209,689
2022	157,139
2023	-
366,828

The Company recorded operating lease expense of $223,949 and $124,763 for the years ended December 31, 2020 and 2019.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

At December 31, 2020 right-of-use assets consist of:

	December 31, 2020
	Operating leases	Finance leases	Total
Lease assets	$559,607	$16,936,882	$17,496,489
Accumulated amortization	(192,779)	(1,116,430)	(1,309,209)
Total right-of-use assets, net	$366,828	$15,820,452	$16,187,280

The Company recorded finance lease amortization expense of $1,116,430 and $1,080,463 in depreciation and amortization for the year ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, the amount of depreciation and amortization was $2,696,065, which included general property and equipment depreciation of $1,579,635.

The Company recorded operating lease expense of $223,949 and $124,763 for the years ended December 31, 2020 and 2019, including operating lease amortization expense of $192,779 and $101,199 for the years ended December 31, 2020 and 2019, respectively.

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

During 2019 and 2020, the Company redeemed the Notes issued to Labrys Fund, LP, Harbor Gates Capital, LLC and Auctus Fund, LLC.

Warrant liabilities – The Company issued two common stock purchase warrants (the “warrants”) to purchase 28,200 shares and 21,000 shares of the registrant’s common stock to Labrys Fund, LP and Auctus Fund, LLC. These warrants contain certain reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date (issuance date) and to record changes in fair value as of each subsequent reporting date.

In January 2020 the Company issued 38,322 shares of common stock to Labrys Fund, LP in full satisfaction of its warrant. At December 31, 2020, the Company marked to market the fair value of the Auctus Fund warrant liability and determined a fair value of $1,149. The Company recorded a loss from issuance expense and change in fair value of warrant liability of $139,467 and $110,840 for the year ended December 31, 2020. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 79.14%, (3) weighted average risk-free interest rate of 0.257%, (4) expected life of 1.58 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

NOTE 10. NON-CONTROLLING INTERESTS

Jiarun is the Company’s majority-owned subsidiary, which is consolidated in the Company’s financial statements with a non-controlling interest (NCI) recognized. The Company held a 70% interest in Jiarun as of December 31, 2020 and 2019.

As of December 31, 2020 and 2019, NCI in the consolidated balance sheet was $9,802,677 and $8,168,613, respectively. For the year ended December 31, 2020, the comprehensive income attributable to shareholders’ equity and NCI is $3,804,952 and $1,634,064, respectively. For the year ended December 31, 2019, the comprehensive income attributable to shareholders’ equity and NCIs is $634,297 and $273,237, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 11. REVENUE

The Company’s revenue consists of medicine sales and patient care revenue.

	For the Year Ended December 31,
	2020	2019
Medicine:
Western medicine	$7,239,395	$8,331,289
Chinese medicine	864,533	1,398,311
Herbal medicine	1,296,185	1,048,639
Total medicine	$9,400,113	$10,778,239

Patient services:
Medical consulting	$12,619,561	$9,636,511
Medical treatment	12,287,228	9,941,595
Others	1,399,295	1,107,088
Total patient services	$26,306,084	$20,685,194

	$35,706,197	$31,463,433

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

The following table shows the components of the allowance for US income tax recorded for 2020:

Amounts
Loss before income tax	$(620,341)
Tax rate at 21%	(130,272)
Disallowed tax losses	130,272
Income tax expense	$-

BVI

JHCL was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income tax.

Hong Kong

Runteng was incorporated in Hong Kong and is subject to Hong Kong profits tax. Runteng is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%.

The following table shows the components of the allowance for Hong Kong income tax recorded for 2020:

Amounts
Loss before income tax	$(3,881)
Tax rate at 16.5%	(640)
Disallowed tax losses	640
Income tax expense	$-

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

PRC

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

The following table shows the components of the allowance for PRC income tax recorded for 2020:

Amounts
Income tax expense	$-
Income tax: 2020 deferred	1,369,615
Tax expense from continuing operation	$1,369,615

Reconciliation:

Amounts
Income tax at statutory rate	$1,369,615
Tax expense from continuing operation	$1,369,615

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the purchase of eligible equipment on the condition that the unit price of each item of equipment or machinery is individually less than RMB 5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2020 the Company purchased Eligible Equipment for RMB 42.13 million, with $1,369,615 deferred income tax, creating differences between the tax treatment mandated by the Chinese government and GAAP tax treatment.

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

(b) Harbin Baiyi Real Estate Development Co., Ltd, owned by Junsheng Zhang

(c) Harbin Jiarun Pharmacy Co., Ltd, owned by Junsheng Zhang

(d) Heilongjiang Province Runjia Medical Equipment Company Limited, owned by Junsheng Zhang

(e) Jiarun Super Market Co., Ltd,. owned by Junsheng Zhang

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2020	2019
Harbin Jiarun Pharmacy Co., Ltd	$33,624	$-
Heilongjiang Province Runjia Medical Equipment Co., Ltd	1,761	4,306
Jiarun Super Market Co., Ltd.	282	-
Harbin Baiyi Real Estate Development Co., Ltd,	114,584	1,043,131
Junsheng Zhang	12,670	747,103
	$162,921	$1,794,540

Amount due to Harbin Jiarun Pharmacy Co., Ltd., Jiarun Super Market Co., Ltd.. And Heilongjiang Province Runjia Medical Equipment Company Limited were mainly the balance due for purchase of medicine and medical material from these four companies.

Amount due to Baiyi mainly represented the debt for the inpatient and outpatient building extension decoration and beauty center decoration.

Amounts due to Junsheng Zhang represented amounts paid by Mr. Zhang for the daily operation of the company.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

Related parties’ transactions

Purchase of medicine and medical material from related parties consisted of the following for the periods indicated:

	For the Year ended December 31,
Name of related parties	2020	2019
Harbin Jiarun Pharmacy Co., Ltd	$33,624	$86,304
Heilongjiang Province Runjia Medical Equipment Co., Ltd	-	7,377
Jiarun Super Market Co., Ltd.	282	-
	$33,906	$93,681

Deposits for capital leases and capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease its hospital complex from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of December 31, 2020, the Company had deposits for capital leases and capital lease obligations of $459,232 and $12,831,348, respectively. As of December 31, 2019, the Company had deposits for capital leases and capital lease obligations of $430,540 and $12,253,578, respectively.

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

	December 31
	2020	2019
Numerator:
Net income available to common stockholders	$2,679,095	$888,061
Denominator:
Basic weighted-average number of shares outstanding	18,060,070	16,757,890
Diluted weighted-average number of shares outstanding	18,270,070	16,783,362
Net income per share:
Basic	$0.1483	$0.0530
Diluted	0.1466	0.0529

NOTE 15. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of December 31, 2020 and 2019.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of December 31, 2020 and 2019.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 16. COMMON STOCK

During the first quarter of 2020, the Company issued 38,332 shares to Labrys Fund, LP in full satisfaction of a common stock purchase warrant that the Company had sold to Labrys Fund, LP during 2019, On February 27, 2020, Auctus Fund, LLC converted into 2,000 shares of the Company’s common stock with $2,400 in accrued interest and fees arising under the Promissory Note it had purchase from the Company in July 2019. On August 4, 2020, the Company issued 40,000 shares to StockVest for advertising, promotional and marketing services. On October 27, 2020, the Company issued 40,000 shares to StockVest for advertising, promotional and marketing services. On November 5, 2020, the Company issued 150,000 shares to Auctus Fund, LLC for services.

These issuances were made pursuant to SEC Regulation S to eight non-US persons during 2020, and accordingly were exempt from registration under the Securities Act of 1933.

NOTE 17. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a $4,109,557 negative retained earnings or accumulated deficit as of December 31, 2020; in addition, the Company’s total current liabilities exceeded its current assets by $3,877,411. These factors raised substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To continue as a going concern, the Company is actively pursuing additional funding and strategic partners to enable it to implement its business plan. In addition, the Company is also working to devote more efforts to improve its operation and generate more profits. Management believes that these actions will allow the Company to continue its operations through the next fiscal year.

NOTE 18. SUBSEQUENT EVENTS

The Management of the Company determined that there were no material reportable subsequent events to be required to disclose.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 as a result of the material weaknesses discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. Management determined that the following material weakness in our internal control over financial reporting.

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

Management believes the measures described above and others that will be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. We expect these remedial actions and/or other actions related to this material weakness to be effectively implemented in 2021 in order to successfully remediate the material weakness reported within this Form 10-K by December 31, 2021.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position	Director Since
Junsheng Zhang	55	President, Chairman of the Board and Director	2013
Lihua Sun	52	Chief Executive Officer and Director	2013
Xuewei Zhang	33	Chief Financial Officer and Director	2013
Yanhui Xing	38	Director	2013
Yanming Zhang	24	Director	2018
Dianjun Mu	55	Director	2020
Suya Li	63	Chief Operating Officer	--

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

During the 2020 fiscal year, our Board of Directors had one meeting, including meetings that were held by means of a conference telephone call. The Board of Directors also acted by unanimous written consent on several occasions.

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

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer for services during the fiscal years ended December 31, 2020, 2019 and 2018. There was no executive officer to whom we paid or accrued amounts in excess of $100,000 as compensation for services during 2020.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Lihua Sun	2020	18,176	—	—	—	—	—	—	18,176
CEO/Director	2019	10,132	—	—	—	—	—	—	10,132
	2018	7,028	—	—	—	—	—	—	7,028

Amounts of compensation for 2020, 2019 and 2018, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

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

The percentage ownership information shown in the table below is calculated based on 18,246,331 shares of our common stock issued and outstanding.

Amount and
Nature of
Beneficial
Title of Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Junsheng Zhang	13,392,000	73.40%
	President, Chairman of the board.	Direct
Common Stock	Lihua Sun	-	-
CEO, Director
Common Stock	Xuewei Zhang	-	-
CFO, Director
Common Stock	Yanhui Xing	2,200	0.01%
	Director	Direct
Common Stock	Yanming Zhang	-	-
Independent Director
Common Stock	Dianjun Mu	-	-
Independent Director
Common Stock	All Officers and Directors as a Group (7 persons)	13,394,200	73.41%

As a result of the ownership by our Chairman of 73.40% of the outstanding shares, our Chairman will have significant influence to:

●	Elect or defeat the election of our directors;

●	Amend or prevent amendment of our articles of incorporation or bylaws;

●	Effect or prevent a merger, sale of assets or other corporate transaction; and

●	Affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to effect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions since the beginning of the 2020 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”), except as follows:

In 2013 our subsidiary, Jiarun, leased its hospital building complex from Harbin Baiyi Real Estate Development Co., Ltd., which is owned by Junsheng Zhang, the Company’s Chairman of the Board. Pursuant to the Lease, Jiarun paid Harbin Baiyi Real Estate Development Co., Ltd. a rental fee of RMB7,000,000 (US$1,004,593) in September 2020 for the period from that date through August 31, 2021.

During 2020 Jiarun purchased pharmaceuticals and medical equipment from companies owned by Junsheng Zhang, the Company’s Chairman of the Board. The aggregate purchase price accrued during 2020 was $33,906.

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

Item 14.  Principal Accounting Fees and Services.

We were billed by our independent public accounting firm, Centurion ZD CPA & Co. for the following professional services it performed for us during the years ended December 31, 2020 and 2019 as set forth in the table below.

	Year Ended December 31,
	2020	2019
Audit fees	$68,000	$68,000
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

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

JRSIS HEALTH CARE CORPORATION

Date: April 15, 2021	By:	/s/ Lihua Sun
Lihua Sun
Chief Executive Officer
Principal Executive Officer

Date: April 15, 2021	By:	/s/ Xuewei Zhang
Xuewei Zhang
Chief Financial Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Junsheng Zhang	President, Chairman of the Board and Director	April 15, 2021
Junsheng Zhang

/s/ Lihua Sun	Chief Executive Officer and Director	April 15, 2021
Lihua Sun

/s/ Xuewei Zhang	Chief Financial Officer and Director	April 15, 2021
Xuewei Zhang

/s/ Yanhui Xing	Director	April 15, 2021
Yanhui Xing

/s/ Yanming Zhang	Director	April 15, 2021
Yanming Zhang

/s/ Dianjun Mu	Director	April 15, 2021
Dianjun Mu