Form 10-Q
period 2021-03-31
JRSIS HEALTH CARE Corp
filed 2021-05-14
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of the date of filing of this report, there were outstanding 18,246,331 shares of the issuer’s common stock, par value $0.001 per share.

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that can be expected for the year ended December 31, 2021.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	March 31,	December 31,
	2021	2020

Assets
Current Assets:
Cash and cash equivalents	$403,644	$844,827
Accounts receivable, net	4,568,229	4,391,652
Inventories	1,797,141	1,458,217
Other receivables	26,721	64,836
Prepayments	1,076,563	625,922
Amount due from related parties	412,024	-
Deferred expenses	450,561	452,205
Deposits for capital leases-current portion	198,277	41,025
Total current assets	8,933,160	7,878,684
Construction in progress	63,435	-
Property and equipment, net	31,261,013	31,455,424
Long term deferred expenses	2,383,302	2,510,460
Deposits for capital leases	571,953	773,041
Right-of-use assets	19,079,377	16,187,280
Total assets	$62,292,240	$58,804,889

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$7,800,567	$6,687,544
Notes payable	610,083	856,490
Deposits received	528	98,386
Amount due to related parties	39,907	162,921
Other payable	55,534	57,573
Deferred tax payable	305,559	300,670
Tax payable	211,763	-
Payroll payable	164,691	1,127,845
Capital lease obligations - current portion	3,068,118	2,464,666
Total current liabilities	12.256.750	11,756,095
Warrant liabilities	21,680	1,149
Capital lease obligations	17,022,831	14,444,646
Deferred tax payable	3,130,028	3,162,037
Other capital lease payable	598,353	600,537
Total liabilities	$33,029,642	$29,964,464

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 18,246,331 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	18,246	18,246
Additional Paid-in capital	23,240,075	23,240,075
Retained earnings	(3,781,873)	(4,109,557)
Other comprehensive income	(162,175)	(111,016)
Total shareholders’ equity of the Company	19,314,273	19,037,748
Non-controlling interest	9,948,325	9,802,677
Total shareholders’ equity	29,262,598	28,840,425
Total liabilities and shareholders’ equity	$62,292,240	$58,804,889

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue:
Pharmaceuticals	$1,764,301	$1,835,709
Patient services	5,561,933	4,152,290
Total revenue	7,326,234	5,987,999
Operating costs and expenses:
Cost of pharmaceuticals sold	1,351,156	1,224,887
Medical consumables	1,080,010	932,532
Salaries and benefits	2,259,143	1,914,777
Office supplies	247,418	195,597
Vehicle expenses	41,442	46,135
Utilities expenses	226,010	219,945
Operating leases expense	269,204	43,630
Advertising and promotion expenses	16,638	139
Interest expense	291,518	175,834
Professional fee	8,908	7,625
Convertible notes expense	-	21,542
Warrant expense	20,531	248,877
Depreciation and amortization	807,974	579,947
Total operating costs and expenses	6,619,952	5,611,467
Earnings from operations before other income and income taxes	706,282	376,532
Other income	(3,776)	(4,446)
Earnings from operations before income taxes	702,506	372,086
Income tax	206,584	57,169
Net income	495,922	314,917
Less: net income attributable to non-controlling interests	168,238	159,394
Net income attributable to the Company	$327,684	$155,523
Comprehensive income:
Foreign currency translation adjustment	(73,749)	(487,942)
Foreign currency translation adjustment attributable to non-controlling interests	(22,590)	(144,115)
Foreign currency translation adjustment attributable to the Company	(51,159)	(343,827)
Comprehensive income	$422,173	$(173,025)
Less: Comprehensive income attributable to non-controlling interests	145,648	15,279
Comprehensive income attributable to the Company	$276,525	$(188,304)
Basic earnings per share	$0.0180	$0.00864
Diluted earnings per share	$0.0178	$0.00863
Weighted average number of shares outstanding (Basic)	18,246,331	18,005,761
Weighted average number of shares outstanding (Diluted)	18,456,331	18,026,761

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2019	17,975,999	$17,976	$(6,788,652)	$(1,236,873)	$22,825,787	$8,168,613	$22,986,851
Net income	-	-	155,523	-	-	159,394	314,917
Shares issued	40,332	40			260,118		260,158
Foreign currency translation adjustment	-	-	-	(343,827)	-	(144,115)	(487,942)
Balance at March 31, 2020	18,016,331	18,016	(6,633,129)	(1,580,700)	23,085,905	8,183,892	23,073,984

Balance at December 31, 2020	18,246,331	$18,246	$(4,109,557)	$(111,016)	$23,240,075	$9,802,677	$28,840,425
Net income	-	-	327,684	-	-	168,238	495,922
Foreign currency translation adjustment	-	-	-	(51,159)	-	(22,590)	(73,749)
Balance at March 31, 2021	18,246,331	18,246	(3,781,873)	(162,175)	23,240,075	9,948,325	29,262,598

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$495,922	$314,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	807,974	579,947
Interest expense	291,518	175,834
Convertible notes expense	-	21,542
Warrant expense	20,531	248,877
Changes in operating assets and liabilities:
Accounts receivable, net	(180,828)	776,626
Inventories	(348,077)	(70,689)
Amount due from related parties	(451,804)	(13,235)
Prepayments and other current assets	(315,602)	264,527
Accounts payable	1,150,129	187,569
Amount due to related parties	(85,879)	(12,194)
Deposits received	(98,591)	(2,878)
Payroll payable	(969,783)	(952,826)
Accrued expenses and other current liabilities	(48,424)	(43,991)
Net cash provided by operating activities	267,086	1,474,026

Cash Flows From Investing Activities
Purchases of property and equipment	(127,877)	(240,223)
Prepayment for property and equipment acquisition	(104,080)	(332,933)
Payment of Construction in progress	(64,145)	(36,915)
Net cash (used in) investing activities	(296,102)	(610,071)

Cash Flows From Financing Activities
Payments of finance lease obligations	(108,718)	(202,468)
Interest expense	(291,518)	(175,834)
Payment for Convertible notes	-	(202,204)
Payments to related parties	-	(1,500,774)
Net cash (used in) financing activities	(400,236)	(2,081,280)

Effect of exchange rate fluctuation on cash and cash equivalents	(11,931)	(46,613)
Net (decrease) in cash and cash equivalents	(441,183)	(1,263,938)

Cash and cash equivalents, beginning of period	844,827	1,971,129
Cash and cash equivalents, ending of period	$403,644	$707,191

Supplemental disclosure of cash flow information
Cash paid for income taxes	-	(14,253)
Cash paid for interest	(291,518)	(175,834)

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

Jiarun is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin. Jiarun also owns 100% of the equity in:

●	Harbin Jiarun Hospital Co., Ltd Nanjing Road Branch (“NRB Hospital”), a hospital branch of Jiarun, incorporated in Harbin City of Heilongjiang, China in October 2017. NRB hospital is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

●	Harbin Jiarun Hospital Co., Ltd 2nd Branch (“2nd Branch Hospital”), a second hospital branch of Jiarun, incorporated in Harbin City of Heilongjiang, China in November 2017. 2nd Branch Hospital is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

●	Harbin Jiarun Hospital Co., Ltd Harbin New District Branch (“3rd Branch Hospital”), a third hospital branch of Jiarun, incorporated in Harbin City of Heilongjiang, China in April 2021. 3rd Branch Hospital is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

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

The exchange rates used for foreign currency translation are as follows:

For three months ended March 31,
		2021	2020
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.5565 / 7.7744	7.0896 / 7.7529
Revenue and expenses	period average	6.4839 / 7.7573	6.9814 / 7.7710

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For three months ended March 31, 2021 and 2020, no customer accounted for more than 10% of net revenue. As of March 31, 2021 and December 31, 2020, three and three customers accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2021
	2021	Level 1	Level 2	Level 3
Convertible Note	$-	$-	$-	$-
Warrant liability	$21,680	$-	$-	$21,680

A summary of changes in Warrant liability for three months ended March 31, 2021 was as follows:

Balance at January 1, 2021	$1,149
Change in fair value of warrant liability	20,531
Balance at March 31, 2021	21,680

The fair value of the outstanding warrants was calculated using the Binomial Option Pricing Model with the following assumptions at inception and on subsequent valuation date:

March 31, 2021
Warrants	Auctus
Market price per share (USD/share)	$0.41
Exercise price (USD/share)	0.60
Risk free rate	0.284%
Dividend yield	-
Expected term/Contractual life (years)	1.33
Expected volatility	82.98%

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

NOTE 3. ACCOUNTS RECEIVABLE, NET

	March 31	December 31
	2021	2020
	(Unaudited)
Accounts receivable	$7,856,257	$7,691,679
Less: allowance for doubtful debts	3,288,028	3,300,027
	$4,568,229	$4,391,652

The Company experienced $ nil bad debts during three months ended March 31, 2021 and 2020. The allowance for doubtful debts as of March 31, 2021 and December 31, 2020 was derived from two years old unreimbursed exceed insurance claim submitted by the Company to the Harbin Medical Insurance Management Centre.

NOTE 4. INVENTORIES

At March 31, 2021 and December 31, 2020, inventories consist of the following:

	March 31	December 31
	2021	2020
	(Unaudited)
Western pharmaceuticals	$698,534	$720,622
Chinese herbal medicine	28,375	32,840
Medical material	1,065,336	697,535
Other material	4,896	7,220
	$1,797,141	$1,458,217

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 5. PREPAYMENT

At March 31, 2021 and December 31, 2020 prepayment consists of the following:

	March 31	December 31
	2021	2020
	(Unaudited)
Deposits on medical equipment	$102,928	$173,438
Deposits on lease	852,451	162,045
Heating fees	24,687	78,356
Others	96,497	212,083
	$1,076,563	$625,922

NOTE 6. PROPERTY AND EQUIPMENT

At March 31, 2021 and December 31, 2020, property and equipment, at cost, consist of:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Transportation equipment	$1,259,264	$1,263,860
Medical equipment	24,350,253	24,234,134
Electrical equipment	2,326,874	2,300,036
Office equipment and others	1,354,265	1,354,139
Buildings	28,036,905	28,139,226
Software	197,343	198,063
Total fixed assets at cost	57,524,904	57,489,458
Accumulated depreciation	(10,975,476)	(10,213,582)
Total fixed assets, net	$46,549,428	$47,275,876
Reclass to Right-of-use assets	(15,288,415)	(15,820,452)
Total fixed assets, net after reclassing	31,261,013	31,455,424

The Company recorded depreciation expense of $807,974 and $579,947 for the three months ended March 31, 2021 and 2020, respectively.

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

The current portion of the prepaid consulting and decoration fees were recorded as deferred expenses of $450,561 and $452,205 as of March 31, 2021 and December 31, 2020. The long-term deferred expenses were $2,383,302 and $2,510,460 as of March 31, 2021 and December 31, 2020.

The Company recorded consulting fee of $nil and $16,157, and decoration fees of $113,900 and $105,785 for the three months ended March 31, 2021 and 2020, respectively.

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

In January 2021 JHCC leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from January 2021, JHCC is committed to make lease payments of approximately $848,000 per year for 5 years. This office is used by 3rd Branch Hospital.

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company’s accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $19.08 million and $20.09 million, respectively, as of March 31, 2021.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

As of March 31, 2021, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Operating lease assets	$3,790,962	$366,828
Finance lease assets	15,288,415	15,820,452
Total	$19,079,377	$16,187,280
Liabilities
Current
Operating lease liabilities	826,094	209,688
Finance lease liabilities	2,242,024	2,254,978
Long-term
Operating lease liabilities	2,964,868	157,139
Finance lease liabilities	14,057,963	14,287,507
Total	$20,090,949	$16,909,312

The future minimum lease payments for annual capital lease obligation as of March 31, 2021 are as follows:

Year	Amounts
2021	$1,674,980
2022	1,420,449
2023	1,039,583
Thereafter	12,164,975
Total	$16,299,987

The Company recorded finance interest lease fees of $257,792 and $239,289 for the three months ended March 31, 2021 and 2020, respectively.

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending March 31	Amount $
2021	652,902
2022	849,338
2023	726,717
Thereafter	1,562,005
Total	3,790,962

The company has recorded operating lease expense of $269,204 and $43,630 for three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021 right-of-use assets, consist of:

	March 31, 2021 (Unaudited)			December 31, 2020
	Operating lease	Finance lease	Total	Operating lease	Finance lease	Total
Lease assets	$4,009,818	$15,571,696	$19,581,514	$559,607	$16,936,882	$17,496,489
Accumulated amortization	(218,856)	(283,281)	(502,137)	(192,779)	(1,116,430)	(1,309,209)
Total right-of-use assets, net	$3,790,962	$15,288,415	$19,079,377	$366,828	$15,820,452	$16,187,280

The Company recorded finance lease amortization expense of $283,281 and $272,727 in depreciation and amortization for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, the amount of depreciation and amortization was $807,974, also included general property and equipment depreciation of $524,693.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

The Company recorded operating lease expense of $269,204 and $43,630 for the three months ended March 31, 2021 and 2020, including operating lease amortization expense of $218,856 and $27,135 for the three months ended March 31, 2021 and 2020, respectively.

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

In January 2020 the Company issued 38,322 shares of common stock to Labrys Fund, LP in full satisfaction of its warrant. At March 31, 2021, the Company marked to market the fair value of the Auctus Fund warrant liability and determined a fair value of $21,680. The Company recorded a loss from issuance expense and change in fair value of warrant liability of $20,531 and $248,877 for three months ended March 31, 2021 and 2020. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 82.98%, (3) weighted average risk-free interest rate of 0.248%, (4) expected life of 1.33 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

NOTE 10. NON-CONTROLLING INTERESTS

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds a 70% equity interest in Jiarun as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, NCI on the consolidated balance sheet was $9,948,325 and $9,802,677, respectively, representing the 30% of Jiarun that is owned by Junsheng Zhang. For the three months ended March 31, 2021, the comprehensive income attributable to shareholders’ equity and NCI is $276,525 and $145,648, respectively. For the three months ended March 31, 2020, the comprehensive income attributable to shareholders’ equity and NCI is $(188,304) and $15,279, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 11. REVENUE

The Company’s revenue consists of pharmaceuticals sales and patient care revenue.

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Pharmaceuticals:
Western pharmaceuticals	$1,384,928	$1,464,482
Chinese medicine	155,075	170,303
Herbal medicine	224,298	200,924
Total pharmaceuticals	$1,764,301	$1,835,709

Patient services:
Medical consulting	$2,207,742	$1,767,318
Medical treatment	3,207,675	2,307,037
Others	146,516	77,935
Total patient services	$5,561,933	$4,152,290

	$7,326,234	$5,987,999

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

The following table shows the components of the allowance for US income tax recorded for three months ended March 31, 2021:

Amounts
Loss before income tax	$(9,921)
Tax rate at 21%	(2,083)
Disallowed tax losses	2,083
Income tax expense	$-

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

The following table shows the components of the allowance for Hong Kong income tax recorded for three months ended March 31, 2021:

Amounts
Loss before income tax	$(83)
Tax rate at 16.5%	(14)
Disallowed tax losses	14
Income tax expense	$-

PRC

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

The following table shows the components of the allowance for PRC income tax recorded for three months ended March 31, 2021:

Amounts
Income tax expense	$206,584
Income tax: 2020 deferred	14,740
Tax expense from continuing operation	$191,844

Reconciliation:

Amounts
Income tax at statutory rate	$206,584
Tax expense from continuing operation	$206,584

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in the first quarter of 2021 the Company purchased Eligible Equipment for RMB 1.6 million, with $14,740 deferred income tax, creating differences between the tax treatment mandated by the Chinese government and GAAP tax treatment.

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

The following is the list of the related parties with which the Company had transactions in the past two years:

(a) Junsheng Zhang, the Chairman of the Company

(b) Harbin Baiyi Real Estate Development Co., Ltd, owned by Junsheng Zhang

(c) Harbin Jiarun Pharmacy Co., Ltd, owned by Junsheng Zhang

(d) Heilongjiang Province Runjia Medical Equipment Company Limited, owned by Junsheng Zhang

(e) Jiarun Super Market Co., Ltd,. owned by Junsheng Zhang

Amount due from related parties consisted of the following as of the periods indicated:

Name of related parties	March 31, 2021	December 31, 2020
Harbin Baiyi Real Estate Development Co., Ltd,	$412,024	$-
	$412,024	$-

Amount due from Baiyi mainly represented the deposit decoration.

On March 1, 2021, the company signed a decoration agreement for the new third branch hospital building with Harbin Baiyi Real Estate Development Co., Ltd. Under terms of the agreement, the Company had paid a deposit of $412,024 in the first quarter of 2021, and the company will pay $1,830,031for decoration during the following period until to October 2021.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

Name of related parties	March 31, 2021	December 31, 2020
Harbin Jiarun Pharmacy Co., Ltd	$37,227	$33,624
Heilongjiang Province Runjia Medical Equipment Co., Ltd	382	1,761
Jiarun Super Market Co., Ltd.	-	282
Harbin Baiyi Real Estate Development Co., Ltd,	-	114,584
Junsheng Zhang	2,298	12,670
	$39,907	$162,921

Amount due to Harbin Jiarun Pharmacy Co., Ltd., Jiarun Super Market Co., Ltd.. and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly the balance due for purchase of medicine and medical material from these three companies.

Amount due to Baiyi mainly represented the debt for the inpatient and outpatient building extension decoration.

Amounts due to Junsheng Zhang represented amounts paid by Mr. Zhang for the daily operation of the company.

Related parties’ transactions

Purchase of pharmaceuticals and medical material from related parties consisted of the following for the periods indicated:

	For three months ended March 31,
Name of related parties	2021	2020
Harbin Jiarun Pharmacy Co., Ltd	$3,726	$5,494
	$3,726	$5,494

Deposits for capital leases and Capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of March 31, 2021, the Company has balance of deposits for capital leases and capital lease obligations of $457,562 and $12,989,566, respectively. As of December 31, 2020, the Company had deposits for capital leases and capital lease obligations of $459,232 and $12,831,348, respectively.

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

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$327,684	$155,523
Denominator:
Basic weighted-average number of shares outstanding	18,246,331	18,005,761
Diluted weighted-average number of shares outstanding	18,456,331	18,026,761
Net income per share:
Basic EPS	$0.0180	$0.00864
Diluted EPS	$0.0178	$0.00863

NOTE 15. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of March 31, 2021 and December 31, 2020.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of March 31, 2021 and December 31, 2020.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 16. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a $3,781,873 negative retained earnings or accumulated deficit as of March 31, 2021; in addition, the Company’s total current liabilities exceeded its current assets by $3,323,590. These factors raised substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To continue as a going concern, the Company is actively pursuing additional funding and strategic partners to enable it to implement its business plan. In addition, the Company is also working to devote more efforts to improve its operation and generate more profits. Management believes that these actions will allow the Company to continue its operations through the next fiscal year.

NOTE 17. SUBSEQUENT EVENTS

On April 15, 2021 JRSIS registered a subsidiary named "Harbin Jiarun Hospital Company Limited Harbin New District Branch", which will be referred to as the "3rd Branch Hospital" of Jiarum Hospital. The 3rd Branch facility is currently in the last stages of construction, with an opening anticipated in October 2021.

Except for the above matter, the Management of the Company determined that there were no other material reportable subsequent events to be required to adjust or disclose.

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

Harbin Jiarun Hospital Co., Ltd Harbin New District Branch (“3rd Branch Hospital”), a third hospital branch of Jiarun, incorporated in Harbin City of Heilongjiang, China in April 2021.

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

Critical Accounting Policies and Management Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the year ended December 31, 2020, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results, as follows:

●	The determination, as set forth in Note 3 to our Financial Statements, that the $7,856,257 balance in accounts receivable as of March 31, 2021 warranted an allowance for doubtful accounts of $3,288,027. The determination was based on our review of the statement from Harbin Medical Insurance Management Center, Generally, the Center sets for each hospital an insurance claim limit, even though the hospital is not permitted to refuse to receive patients. If the hospital receive too many patients, it will exceed the claim limit, and record an excess insurance claim. The Center will pay part of the excess insurance claim from an insurance regulatory fund that is shared among all local hospital that have excess insurance claims, but full reimbursement is not assured. In accordance with the principle of prudence, the Company made a determination that any excess insurance claim outstanding for more than two years without reimbursement should be treated as a doubtful account. As of March 31, 2021, the amount of excess insurance claims aged over two years without reimbursement was $3,288,027, which was treated as a bad debt.

●	The determination to record depreciation of our principal medical property and equipment over an average useful life of approximately twenty years. (A quantification of that depreciation is set forth in Note 6 to our Financial Statements.) The determination was based primarily on our expectation that the useful life of our hospital facilities would exceed thirty years, based on the experience of comparable facilities in our location.

Results of Operations for Three Months Ended March 31, 2021 and 2020

The following table shows key components of the results of operations during three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
	2021	2020	$	%

Revenue:
Pharmaceuticals	$1,764,301	$1,835,709	$(71,408)	(4%)
Patient services	5,561,933	4,152,290	1,409,643	34%
Total revenue	7,326,234	5,987,999	1,338,235	22%
Operating costs and expenses:
Cost of pharmaceuticals sold	1,351,156	1,224,887	126,269	10%
Medical consumables	1,080,010	932,532	147,478	16%
Salaries and benefits	2,259,143	1,914,777	344,366	18%
Office supplies	247,418	195,597	51,821	26%
Vehicle expenses	41,442	46,135	(4,693)	(10%)
Utilities expenses	226,010	219,945	6,065	3%
Operating leases expense	269,204	43,630	225,574	517%
Advertising and promotion expenses	16,638	139	16,499	11870%
Interest expense	291,518	175,834	115,684	66%
Professional fee	8,908	7,625	1,283	17%
Convertible notes expense	-	21,542	(21,542)	(100%)
Warrant expense	20,531	248,877	(228,346)	(92%)
Depreciation	807,974	579,947	228,027	39%
Total operating costs and expenses	6,619,952	5,611,467	1,008,485	18%
Earnings from operations before other income and income taxes	706,282	376,532	329,750	88%
Other (expenses) income	(3,776)	(4,446)	670	(15%)
Earnings from operations before income taxes	702,506	372,086	330,420	89%
Income tax	206,584	57,169	149,415	261%
Net income	495,922	314,917	181,005	57%
Less: net income attributable to non-controlling interests	168,238	159,394	8,844	6%
Net income attributable to the Company	$327,684	$155,523	$172,161	111%
Comprehensive income:
Foreign currency translation adjustment	(73,749)	(487,942)	414,193	(85%)
Foreign currency translation adjustment attributable to non-controlling interests	(22,590)	(144,115)	121,525	(84%)
Foreign currency translation adjustment attributable to the Company	(51,159)	(343,827)	292,668	(85%)
Comprehensive income	$422,173	$(173,025)	$595,198	(344%)

Revenue

Operating revenue for the three months ended March 31, 2021, which resulted primarily from pharmaceuticals revenue and patient services revenue, was $7,326,234, an increase of 22% as compared with the operating revenue of $5,987,999 for the three months ended March 31, 2020. Revenue from the sale of pharmaceuticals decreased by 4%, while revenue from provision of patient services increased by 34%. The increase was primarily a result of restrictions imposed by government agencies on business operations within Harbin City in order to control the spread of COVID-19 in the first quarter of 2020. During the first quarter of 2021, the company has provide service to 80,462 patients, increased 13%(or 8,987 patients), compared with the 71,475 patients treated at Jiarun Hospital in the first quarter of 2020.

Operating Costs and Expenses

Total operating costs and expenses were $6,619,952 for the three months ended March 31, 2021, an increase of $1,008,485 or 18% as compared to $5,611,467 for the first quarter of 2020. Since revenue increased by 22% quarter-to-quarter, the 18% increase in operating costs and expenses correlated with the 22% increase in revenue. The primary components of the $1,008,485 increase in costs and expenses were:

●	$126,269 increase in the cost of pharmaceuticals and $147,478 increase in the cost of medical consumables. These 10% and 16% increase in expenses attributable to pharmaceuticals and medical consumables were primarily related to the 34% increase in patient service revenue. Medical consumables mainly consist of materials expenses, medical repair expenses and test reagents. The largest components of the increase was the increase in materials expenses of $358,326.

●	$344,366 increase in salaries and benefits, reflecting $187,612 increase in salaries, and $207,067 increase in social insurance expense. This 18% increase in our labor costs was primarily caused by the revenue increase attributable to the hospitals, as we incurred labor costs in preparation for full scale operations of our branch hospitals.

●	$228,027 increase in depreciation and amortization. This increase occurred because we increased the book value of our property and equipment as a result of additional property and equipment placed in service by $ 9,276,833 during 2020, which led to a 39% increase in depreciation during the first quarter of 2021.

Income Taxes

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed for purchases of equipment on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in the first quarter of 2021 the Company purchased Eligible Equipment for RMB 1.6 million, with $14,692 deferred income tax, creating differences between the tax treatment mandated by the Chinese government and GAAP tax treatment.

Income from operations and net income

Income from Operations was $706,282 for the three months ended March 31, 2021, as compared with operating income of $376,532 for the three months ended March 31, 2020. After deducting other income and expenses as well as the provision for income tax, the Company’s net income for the three months ended March 31, 2021 was $495,922, representing an increase of $181,055 or 57%, from $314,917 recorded for the three months ended March 31, 2020. The increase of income from operations and net income for the three months ended March 31, 2021 were primarily due to aforementioned changes in operating revenue and expenses.

Our net income was produced by Jiarun. Because we own only 70% of the equity interest in Jiarun (the other 30% being owned by our Chairman, Junsheng Zhang), we reduced our net income for the three months period ended March 31, 2021 and 2020 by an allocation to the “non-controlling interests” of $168,238 and $159,394, respectively, before recognizing net income attributable to the Company. After those allocations, our net income attributable to the Company for the three months ended March 31, 2021 and 2020 was $327,684 ($0.018 per share) and $155,523 ($0.0086 per share), respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2021 and 2020, foreign currency translation adjustments of $(73,749) (of which $(22,590) was attributable to the non-controlling interest) and $(487,942) (of which $(144,115) was attributable to the non-controlling interest), respectively, have been reported as other comprehensive income in the consolidated statements of operations and comprehensive income.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $403,644 of cash and cash equivalents, a decrease of $441,183 from our cash balance at December 31, 2020. The decrease was primarily caused by our financing activities, which used $400,236 of cash during the first quarter of 2021.

Our working capital deficit at March 31, 2021 was $3,323,590, an improvement of $553,821 from our deficit of $3,877,411 in working capital at December 31, 2020. The increase was primarily attributable to cash provided by operating activities $267,086 during the first quarter of 2021.

Our working capital deficit limits our ability to finance expansion. It is noteworthy, however, that our current liabilities include $39,907 in amounts due to related parties, all of which is owed to our Chairman, Junsheng Zhang, and $3,068,118 representing the current portion of our lease obligations, most of which is also owed to Chairman Zhang. We believe, therefore, that our liquidity is adequate to continue operations at our current level and fund a modest expansion program.

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

Cash Flows and Capital Resources

Our cash flows for the first quarters of 2021 and 2020 are summarized below:

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	267,086	1,474,026
Net cash (used in) investing activities	(296,102)	(610,071)
Net cash (used in) financing activities	(400,236)	(2,081,280)
Effect of exchange rate fluctuation on cash and cash equivalents	(11,931)	(46,613)
Net (decrease) in cash and cash equivalents	(441,183)	(1,263,938)
Cash and cash equivalents, beginning of period	844,827	1,971,129
Cash and cash equivalents, ending of period	$403,644	$707,191

As of March 31, 2021, the Company had $403,644 of cash and cash equivalents, a decrease of $441,183 from our cash balance at December 31, 2020. The decrease occurred because our operations during the first quarter of 2021 yielded $267,086 in cash.

Net Cash Provided by Operating Activities

For the three months ended March 31, 2021, we had positive cash flow from operating activities of $267,086, a decrease of $1,206,940 from $1,474,026 for the three months ended March 31, 2020. Cash flow from operations decreased in part because of the $180,828 decrease in accounts receivables, $348,077 in inventories, $451,804 amount due to related parties and $315,602 prepayments, $969,783 in payroll payable. The cash reduction was partly offset by $181,005 increase in net income during the three months ended March 31, 2021. In addition, several other factors contributed to the reduction in cash flow from operations, including:

●	Our accounts payable balance was increase by $1,150,129.

●	Our net income was reduced by a depreciation charge of $807,974, which did not cause a corresponding use of cash, as well as other non-cash expenses totaling $312,049.

At the same time, as a result of the $267,086 in cash provided by operations, our balance sheet at March 31, 2021 showed a working capital deficit of $3,323,590, representing an improvement of $553,821 from our working capital deficit at December 31, 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $296,102, compared to net cash used in investing activities of $610,071 for the three months ended March 31, 2020. The cash used in investing activities for the three months ended March 31, 2021 and 2020 was mainly used for the purchase of medical equipment and payment of Construction in progress.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2021 was $400,236, as compared to net cash used in financing activities of $2,081,280 for the three months ended March 31, 2020. The cash used in financing activities for the three months ended March 31, 2021 was mainly due to accounts of finance lease and interest expenses while for the three months ended March 31, 2020 was mainly due to payment to related parties and convertible notes, and on account of finance leases.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2021. Based on this evaluation, Management determined that the following material weakness existed in our internal control over financial reporting

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

The aforesaid weakness in our internal controls was identified in connection with the preparation of our financial statements for the three months ended March 31, 2021. At that time, management adopted a remediation plan. The interference in our business operations caused by restrictions on business activities related to the COVID-19 pandemic has delayed our ability to implement the remediation plan.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed on April 15, 2021.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities
The Company did not effect any sales of unregistered securities during the first quarter of fiscal 2021.

(b) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2021.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Lihua Sun	Chief Executive Officer	May 14, 2021
Lihua Sun	(Principal Executive Officer)

/s/ Xuewei Zhang	Chief Financial Officer	May 14, 2021
Xuewei Zhang	(Principal Financial and Accounting Officer)