Form 10-Q
period 2021-06-30
JRSIS HEALTH CARE Corp
filed 2021-08-20
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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
None

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

As of the date of filing of this report, there were outstanding 18,628,569 shares of the issuer’s common stock, par value $0.001 per share.

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that can be expected for the year ended December 31, 2021.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	June 30,	December 31,
	2021	2020

Assets
Current Assets:
Cash and cash equivalents	$312,771	$844,827
Accounts receivable, net	5,171,629	4,391,652
Inventories	1,178,476	1,458,217
Other receivables	71,962	64,836
Prepayments	995,746	625,922
Prepayments - related parties	1,650,406	-
Deferred expenses	457,442	452,205
Deposits for capital leases-current portion	201,305	41,025
Total current assets	10,039,737	7,878,684
Construction in progress	1,438,194	-
Property and equipment, net	32,027,790	31,455,424
Long term deferred expenses	2,299,871	2,510,460
Deposits for capital leases	580,688	773,041
Right-of-use assets	18,826,920	16,187,280
Total assets	$65,213,200	$58,804,889

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$8,892,290	$6,687,544
Notes payable	388,674	856,490
Deposits received	-	98,386
Amount due to related parties	99,500	162,921
Other payable	53,555	57,573
Deferred tax payable	310,226	300,670
Tax payable	563,991	-
Payroll payable	1,123,073	1,127,845
Capital lease obligations - current portion	2,921,459	2,464,666
Total current liabilities	14,352,768	11,756,095
Warrant liabilities	7,862	1,149
Capital lease obligations	16,145,159	14,444,646
Deferred tax payable	3,200,951	3,162,037
Other capital lease payable	607,492	600,537
Total liabilities	$34,314,232	$29,964,464

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 18,628,569 and 18,246,331 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	18,628	18,246
Additional Paid-in capital	23,381,121	23,240,075
Retained earnings	(3,115,523)	(4,109,557)
Other comprehensive income	168,930	(111,016)
Total shareholders’ equity of the Company	20,453,156	19,037,748
Non-controlling interest	10,445,812	9,802,677
Total shareholders’ equity	30,898,968	28,840,425
Total liabilities and shareholders’ equity	$65,213,200	$58,804,889

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue:
Pharmaceuticals	$3,197,031	$1,755,488	$4,961,332	$3,591,197
Patient services	8,543,569	5,260,883	14,105,502	9,413,173
Total revenue	11,740,600	7,016,371	19,066,834	13,004,370
Operating costs and expenses:
Cost of pharmaceuticals sold	2,339,126	1,305,784	3,690,282	2,530,671
Medical consumables	2,762,254	1,804,470	3,842,264	2,737,002
Salaries and benefits	3,153,356	1,953,341	5,412,499	3,868,118
Office supplies	329,885	364,583	577,303	560,180
Vehicle expenses	77,956	81,683	119,398	127,818
Utilities expenses	121,645	85,538	347,655	305,483
Rentals and leases	280,523	42,978	549,727	86,608
Advertising and promotion expenses	1,077	(1)	17,715	138
Interest expense	440,652	280,933	732,170	456,767
Professional fee	11,237	11,969	20,145	19,594
Loss of fair value of convertible notes	-	(343,905)	-	(322,363)
Warrant expense	(13,818)	196,212	6,713	445,089
Depreciation	804,072	579,065	1,612,046	1,159,012
Total operating costs and expenses	10,307,965	6,362,650	16,927,917	11,974,117
Earnings from operations before other income and income taxes	1,432,635	653,721	2,138,917	1,030,253
Other income (expenses)	(32,825)	(6,960)	(36,601)	(11,406)
Earnings from operations before income taxes	1,399,810	646,761	2,102,316	1,018,847
Income tax	376,723	243,679	583,307	300,848
Net income	1,023,087	403,082	1,519,009	717,999
Less: net income attributable to non-controlling interests	356,737	111,865	524,975	271,259
Net income attributable to the Company	$666,350	$291,217	$994,034	$446,740
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	140,750	24,656	118,160	(119,459)
Foreign currency translation adjustment attributable to the Company	331,105	56,685	279,946	(287,142)
Comprehensive income	$1,494,942	$484,423	$1,917,115	$311,398
Less: Comprehensive income attributable to non-controlling interests	497,487	136,521	643,135	151,800
Comprehensive income attributable to the Company	$997,455	$347,902	$1,273,980	$159,598

Basic earnings per share	$0.0364	$0.01616	$0.0544	$0.02480
Diluted earnings per share	0.0360	$0.01615	$0.0538	$0.02477
Weighted average number of shares outstanding (Basic)	18,297,296	18,016,331	18,271,814	18,011,270
Weighted average number of shares outstanding (Diluted)	18,507,296	18,037,331	18,481,814	18,032,270

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2019	17,975,999	$17,976	$(6,788,652)	$(1,236,873)	$22,825,787	$8,168,613	$22,986,851
Net income	-	-	155,523	-	-	159,394	314,917
Shares issued	40,332	40			260,118		260,158
Foreign currency translation adjustment	-	-	-	(343,827)	-	(144,115)	(487,942)
Balance at March 31, 2020	18,016,331	18,016	(6,633,129)	(1,580,700)	23,085,905	8,183,892	23,073,984
Net income	-	-	291,217	-	-	111,865	403,082
Foreign currency translation adjustment	-	-	-	56,685	-	24,656	81,341
Balance at June, 2020	18,016,331	18,016	(6,341,912)	(1,524,015)	23,085,905	8,320,413	23,558,407

Balance at December 31, 2020	18,246,331	$18,246	$(4,109,557)	$(111,016)	$23,240,075	$9,802,677	$28,840,425
Net income	-	-	327,684	-	-	168,238	495,922
Foreign currency translation adjustment	-	-	-	(51,159)	-	(22,590)	(73,749)
Balance at March 31, 2021	18,246,331	18,246	(3,781,873)	(162,175)	23,240,075	9,948,325	29,262,598
Net income	-	-	666,350	-	-	356,737	1,023,087
Shares issued	382,238	382	-	-	141,046	-	141,428
Foreign currency translation adjustment	-	-	-	331,105	-	140,750	471,855
Balance at June 30, 2021	18,628,569	18,628	(3,115,523)	168,930	23,381,121	10,445,812	30,898,968

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$1,519,009	$717,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,612,046	1,159,012
Interest expense	732,170	456,767
Convertible notes expense	-	(322,363)
Warrant expense	6,713	445,089
Changes in operating assets and liabilities:
Accounts receivable, net	(669,404)	489,683
Inventories	295,995	(303,373)
Prepayments - related parties	(1,731,422)	-
Prepayments and other current assets	(263,885)	646,331
Accounts payable	2,123,398	814,386
Amount due to related parties	22,029	(251,593)
Deposits received	(99,312)	(12,222)
Accrued expenses and other current liabilities	71,951	(648,288)
Net cash provided by operating activities	3,619,288	3,191,428

Cash Flows From Investing Activities
Purchases of property and equipment	(557,094)	(1,188,781)
Prepayment for property and equipment acquisition	(104,277)	(250,781)
Payment of construction in progress	(1,435,118)	(323,717)
Net cash (used in) investing activities	(2,096,489)	(1,763,279)

Cash Flows From Financing Activities
Payments of finance lease obligations	(1,272,801)	(629,082)
Interest expense	(732,170)	(456,767)
Payment for convertible notes	-	(442,500)
Net cash (used in) financing activities	(2,004,971)	(1,528,349)

Effect of exchange rate fluctuation on cash and cash equivalents	(49,884)	(22,970)
Net (decrease) in cash and cash equivalents	(532,056)	(123,170)

Cash and cash equivalents, beginning of period	844,827	1,971,129
Cash and cash equivalents, ending of period	$312,771	$1,847,959

Supplemental disclosure of cash flow information
Cash paid for income taxes	(5,016)	(18,322)
Cash paid for interest	(732,170)	(456,767)

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

The exchange rates used for foreign currency translation are as follows:

For six months ended June 30,
		2021	2020
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.4579 / 7.7652	7.0697 / 7.7504
Revenue and expenses	period average	6.4717 / 7.7614	7.0339 / 7.7612

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For six months ended June 30, 2021 and 2020, no customer accounted for more than 10% of net revenue. As of June 30, 2021 and December 31, 2020, three and three customers, respectively, accounted for more than 5% of net accounts receivable. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts. As a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at June 30,	Fair Value Measurement at June 30, 2021
	2021	Level 1	Level 2	Level 3
Convertible Note	$-	$-	$-	$-
Warrant liability	$7,862	$-	$-	$7,862

A summary of changes in Warrant liability for six months ended June 30, 2021 was as follows:

Balance at January 1, 2021	$1,149
Change in fair value of warrant liability	6,713
Balance at June 30, 2021	7,862

The fair value of the outstanding warrants was calculated using the Binomial Option Pricing Model with the following assumptions at inception and on subsequent valuation date:

June 30, 2021
Warrants	Auctus
Market price per share (USD/share)	$0.37
Exercise price (USD/share)	0.60
Risk free rate	0.252%
Dividend yield	-
Expected term/Contractual life (years)	1.08
Expected volatility	61.68%

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

NOTE 3. ACCOUNTS RECEIVABLE, NET

	June 30	December 31
	2021	2020
	(Unaudited)
Accounts receivable	$8,509,875	$7,691,679
Less: allowance for doubtful debts	3,338,246	3,300,027
	$5,171,629	$4,391,652

The Company experienced $ nil bad debts during six months ended June 30, 2021 and 2020. The allowances for doubtful debts as of June 30, 2021 and December 31, 2020 were taken by the Company to reflect excess insurance claims submitted by the Company to the Harbin Medical Insurance Management Centre that have remained unreimbursed for over two years.

NOTE 4. INVENTORIES

At June 30, 2021 and December 31, 2020, inventories consist of the following:

	June 30	December 31
	2021	2020
	(Unaudited)
Western pharmaceuticals	$669,483	$720,622
Chinese herbal medicine	57,656	32,840
Medical material	446,794	697,535
Other material	4,543	7,220
	$1,178,476	$1,458,217

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 5. PREPAYMENT

At June 30, 2021 and December 31, 2020 prepayment consists of the following:

	June 30	December 31
	2021	2020
	(Unaudited)
Deposits on medical equipment	$310,790	$173,438
Deposits on lease	584,857	162,045
Heating fees	-	78,356
Others	100,099	212,083
	$995,746	$625,922

NOTE 6. PROPERTY AND EQUIPMENT

At June 30, 2021 and December 31, 2020, property and equipment, at cost, consist of:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Transportation equipment	$1,108,051	$1,263,860
Medical equipment	25,165,263	24,234,134
Electrical equipment	2,366,439	2,300,036
Office equipment and others	1,381,360	1,354,139
Buildings	28,465,118	28,139,226
Software	200,357	198,063
Total fixed assets at cost	58,686,588	57,489,458
Accumulated depreciation	(11,798,990)	(10,213,582)
Total fixed assets, net	$46,887,598	$47,275,876
Reclass to Right-of-use assets	(14,859,808)	(15,820,452)
Total fixed assets, net after reclassing	32,027,790	31,455,424

The Company recorded depreciation expense of $804,072 and $579,065, $1,612,046 and $1,159,012 for the three and six months ended June 30, 2021 and 2020, respectively.

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

The current portion of the prepaid consulting and decoration fees were recorded as deferred expenses of $457,442 and $452,205 as of June 30, 2021 and December 31, 2020. The long-term deferred expenses were $2,299,871 and $2,510,460 as of June 30, 2021 and December 31, 2020.

The Company recorded consulting fee of $nil and $11,700 for the three months ended June 30, 2021 and 2020, and decoration fees of $114,332 and $104,205 for the three months ended June 30, 2021 and 2020, respectively. The Company recorded consulting fee of $nil and $27,857 for the six months ended June 30, 2021 and 2020, and decoration fees of $228,232 and $209,990 for the six months ended June 30, 2021 and 2020, respectively.

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

In June 2021 JHCC leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from June 2021, JHCC is committed to make lease payments of approximately $123,600 per year for 3 years. This office is used by 3rd Branch Hospital

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company’s accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $18.83 million and $19.07 million, respectively, as of June 30, 2021.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

As of June 30, 2021, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Operating lease assets	$3,967,112	$366,828
Finance lease assets	14,859,808	15,820,452
Total	$18,826,920	$16,187,280
Liabilities
Current
Operating lease liabilities	1,021,822	209,689
Finance lease liabilities	1,899,637	2,254,977
Long-term
Operating lease liabilities	2,945,290	157,139
Finance lease liabilities	13,199,869	14,287,507
Total	$19,066,618	$16,909,312

The future minimum lease payments for annual capital lease obligation as of June 30, 2021 are as follows:

Year	Amounts
2021	$972,403
2022	1,442,144
2023	1,055,461
Thereafter	11,629,498
Total	$15,099,506

The Company recorded finance lease fees of $276,451 and $$270,171 for the three months ended June 30, 2021 and 2020, respectively, and recorded finance lease fees of $534,243 and $$509,460 for the six months ended June 30, 2021 and 2020, respectively.

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending March 31	Amount $
2021	505,736
2022	972,697
2023	853,611
Thereafter	1,635,068
Total	3,967,112

The company has recorded operating lease expense of $280,523 and $42,978 for three months ended June 30, 2021 and 2020, and recorded operating lease expense of $549,727 and $86,608 for six months ended June 30, 2021 and 2020 respectively

At June 30, 2021 right-of-use assets consist of:

	June 30, 2021 (Unaudited)			December 31, 2020
	Operating lease	Finance lease	Total	Operating lease	Finance lease	Total
Lease assets	$4,414,576	$15,427,442	$19,842,018	$559,607	$16,936,882	$17,496,489
Accumulated amortization	(447,464)	(567,634)	(1,015,098)	(192,779)	(1,116,430)	(1,309,209)
Total right-of-use assets, net	$3,967,112	$14,859,808	$18,826,920	$366,828	$15,820,452	$16,187,280

The Company recorded finance lease amortization expense of $284,362 and $268,656 in depreciation and amortization for the three months ended June 30, 2021 and 2020, respectively, and recorded finance lease amortization expense of $567,643 and $541,383 in depreciation and amortization for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021, the amount of depreciation and amortization was $804,072 and $1,612,046, also included general property and equipment depreciation of $427,199 and $951,892.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

The Company recorded operating lease expense of $280,523 and $42,978 for the three months ended June 30, 2021 and 2020, and recorded operating lease expense of $549,727 and $86,608 for the six months ended June 30, 2021 and 2020, including operating lease amortization expense of $228,608 and $26,729 for the three months ended June 30, 2021 and 2020, and $447,464 and $53,864 for the six months ended June 30, 2021 and 2020, respectively.

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

In January 2020 the Company issued 38,322 shares of common stock to Labrys Fund, LP in full satisfaction of its warrant. At June 30, 2021, the Company marked to market the fair value of the Auctus Fund warrant liability and determined a fair value of $7,862. The Company recorded a loss from issuance expense and change in fair value of warrant liability of $6,713 and $445,089 for six months ended June 30, 2021 and 2020. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 61.68%, (3) weighted average risk-free interest rate of 0.252%, (4) expected life of 1.08 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

NOTE 10. NON-CONTROLLING INTERESTS

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds a 70% equity interest in Jiarun as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, NCI on the consolidated balance sheet was $10,445,812 and $9,802,677, respectively, representing the 30% of Jiarun that is owned by Junsheng Zhang.

For the three months ended June 30, 2021, the comprehensive income attributable to shareholders’ equity and NCI is $1,138,883 and $366,610 respectively. For the six months ended June 30, 2021, the comprehensive income attributable to shareholders’ equity and NCI is $1,415,408 and $643,135, respectively. For the three months ended June 30, 2020, the comprehensive income attributable to shareholders’ equity and NCI is $347,902 and $136,521 respectively. For the six months ended June 30, 2020, the comprehensive income attributable to shareholders’ equity and NCI is $159,598 and $151,800, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 11. REVENUE

The Company’s revenue consists of pharmaceuticals sales and patient care revenue.

	Three Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Pharmaceuticals:
Western pharmaceuticals	$2,438,115	$1,348,816
Chinese medicine	285,625	152,799
Herbal medicine	473,291	253,873
Total pharmaceuticals	$3,197,031	$1,755,488

Patient services:
Medical consulting	$3,907,822	$2,330,362
Medical treatment	4,308,924	2,782,799
Others	326,823	147,722
Total patient services	$8,543,569	$5,260,883

	$11,740,600	$7,016,371

	Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Pharmaceuticals:
Western pharmaceuticals	$3,823,043	$2,813,298
Chinese medicine	440,700	323,102
Herbal medicine	697,589	454,797
Total pharmaceuticals	$4,961,332	$3,591,197

Patient services:
Medical consulting	$6,115,564	$4,097,680
Medical treatment	7,516,599	5,089,836
Others	473,339	225,657
Total patient services	$14,105,502	$9,413,173

	$19,066,834	$13,004,370

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

The following table shows the components of the allowance for US income tax recorded for six months ended June 30, 2021:

Amounts
Loss before income tax	$(25,171)
Tax rate at 21%	(5,286)
Disallowed tax losses	5,286
Income tax expense	$-

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

The following table shows the components of the allowance for Hong Kong income tax recorded for six months ended June 30, 2021:

Amounts
Loss before income tax	$(166)
Tax rate at 16.5%	(27)
Disallowed tax losses	27
Income tax expense	$-

PRC

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

The following table shows the components of the allowance for PRC income tax recorded for six months ended June 30, 2021:

Amounts
Income tax expense	$583,307
Income tax: 2020 deferred	8,348
Tax expense from continuing operation	$574,959

Reconciliation:

Amounts
Income tax at statutory rate	$583,307
Tax expense from continuing operation	$583,307

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in the first half year of 2021 the Company purchased Eligible Equipment for RMB 4.2 million, with $8,348 deferred income tax, creating differences between the tax treatment mandated by the Chinese government and GAAP tax treatment.

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

The following is the list of the related parties with which the Company had transactions in the past two years:

(a) Junsheng Zhang, the Chairman of the Company

(b) Harbin Baiyi Real Estate Development Co., Ltd, owned by Junsheng Zhang

(c) Harbin Jiarun Pharmacy Co., Ltd, owned by Junsheng Zhang

(d) Heilongjiang Province Runjia Medical Equipment Company Limited, owned by Junsheng Zhang

(e) Jiarun Super Market Co., Ltd,. owned by Junsheng Zhang

Prepayments - related parties consisted of the following as of the periods indicated:

Name of related parties	June 30, 2021	December 31, 2020
Harbin Baiyi Real Estate Development Co., Ltd,	$1,650,406	$-
	$1,650,406	$-

Amount due from Baiyi mainly represented the deposit decoration.

On March 1 and June 1, 2021, the company signed decoration agreement for the new third branch hospital building with Harbin Baiyi Real Estate Development Co., Ltd. Under terms of the agreement, the Company had paid a deposit of $1,650,406 in the first half year of 2021 for decoration during the following period until to October 2021.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

Name of related parties	June 30, 2021	December 31, 2020
Harbin Jiarun Pharmacy Co., Ltd	$44,625	$33,624
Heilongjiang Province Runjia Medical Equipment Co., Ltd	(77)	1,761
Jiarun Super Market Co., Ltd.	-	282
Harbin Baiyi Real Estate Development Co., Ltd,	-	114,584
Junsheng Zhang	54,952	12,670
	$99,500	$162,921

Amount due to Harbin Jiarun Pharmacy Co., Ltd., Jiarun Super Market Co., Ltd.. and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly the balance due for purchase of medicine and medical material from these three companies.

Amounts due to Junsheng Zhang represented amounts paid by Mr. Zhang for the daily operation of the company.

Related parties’ transactions

Purchase of pharmaceuticals and medical material from related parties consisted of the following for the periods indicated:

	For six months ended June 30,
Name of related parties	2021	2020
Harbin Jiarun Pharmacy Co., Ltd	$10,589	$9,379
	$10,589	$9,379

Deposits for capital leases and capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of June 30, 2021, the Company has balance of deposits for capital leases and capital lease obligations of $464,551 and $12,312,012, respectively. As of December 31, 2020, the Company had deposits for capital leases and capital lease obligations of $459,232 and $12,831,348, respectively.

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

	Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$994,034	$446,740
Denominator:
Basic weighted-average number of shares outstanding	18,271,814	18,011,270
Diluted weighted-average number of shares outstanding	18,481,814	18,032,270
Net income per share:
Basic EPS	$0.0544	$0.02480
Diluted EPS	$0.0538	$0.02477

NOTE 15. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of June 30, 2021 or December 31, 2020.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of June 30, 2021 and December 31, 2020.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 16. COMMON STOCK

During the second quarter of 2021, the Company issued 382,238 shares to Auctus Fund, LLC for services. These issuances were made pursuant to SEC Regulation S to eight non-US persons during 2021, and accordingly were exempt from registration under the Securities Act of 1933.

NOTE 17. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a $3,115,523 negative retained earnings or accumulated deficit as of June 30, 2021; in addition, the Company’s total current liabilities exceeded its current assets by $4,313,031. These factors raised substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To continue as a going concern, the Company is actively pursuing additional funding and strategic partners to enable it to implement its business plan. In addition, the Company is also working to devote more efforts to improve its operation and generate more profits. Management believes that these actions will allow the Company to continue its operations through the next fiscal year.

NOTE 18. SUBSEQUENT EVENTS

The COVID-19 pandemic has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales and has suffered a significant decrease in revenues which has increased financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 pandemic and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition.

Except for the above matter, the Management of the Company determined that there were no material reportable subsequent events required to be disclosed or because of which adjustments are needed.

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

Critical Accounting Policies and Management Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the year ended December 31, 2020, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results, as follows:

●	The determination, as set forth in Note 3 to our Financial Statements, that the $8,509,875 balance in accounts receivable as of June 30, 2021 warranted an allowance for doubtful accounts of $3,338,246. The determination was based on our review of statements from Harbin Medical Insurance Management Center. Generally, the Center sets for each hospital an insurance claim limit, even though the hospital is not permitted to refuse to receive patients. If the hospital receive too many patients, it will exceed the claim limit, and record an excess insurance claim. The Center will pay part of the excess insurance claim from an insurance regulatory fund that is shared among all local hospital that have excess insurance claims, but full reimbursement is not assured. In accordance with the principle of prudence, the Company made a determination that any excess insurance claim outstanding for more than two years without reimbursement should be treated as a doubtful account. As of June 30, 2021, the amount of excess insurance claims aged over two years without reimbursement was $3,338,246, which was treated as a bad debt.

●	The determination to record depreciation of our principal medical property and equipment over an average useful life of approximately twenty years. (A quantification of that depreciation is set forth in Note 6 to our Financial Statements.) The determination was based primarily on our expectation that the useful life of our hospital facilities would exceed thirty years, based on the experience of comparable facilities in our location.

Results of Operations

The following table shows key components of the results of operations during three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change
	2021	2020	$	%

Revenue:
Pharmaceuticals	$3,197,031	$1,755,488	$1,441,543	82%
Patient services	8,543,569	5,260,883	3,282,686	62%
Total revenue	11,740,600	7,016,371	4,724,229	67%
Operating costs and expenses:
Cost of pharmaceuticals sold	2,339,126	1,305,784	1,033,342	79%
Medical consumables	2,762,254	1,804,470	957,784	53%
Salaries and benefits	3,153,356	1,953,341	1,200,015	61%
Office supplies	329,885	364,583	(34,698)	(10)%
Vehicle expenses	77,956	81,683	(3,727)	(5)%
Utilities expenses	121,645	85,538	36,107	42%
Rentals and leases	280,523	42,978	237,545	553%
Advertising and promotion expenses	1,077	(1)	1,078	(107800)%
Interest expense, net	440,652	280,933	159,719	57%
Convertible notes expense	-	(343,905)	343,905	(100)%
Warrant expense	(13,818)	196,212	(210,030)	(107)%
Professional fee	11,237	11,969	(732)	(6)%
Depreciation	804,072	579,065	225,007	39%
Total operating costs and expenses	10,307,965	6,362,650	3,945,315	62%
Earnings from operations before other income and income taxes	1,432,635	653,721	778,914	119%
Other income	(32,825)	(6,960)	(25,865)	372%
Earnings from operations before income taxes	1,399,810	646,761	753,049	116%
Income tax	376,723	243,679	133,044	55%
Net income	1,023,087	403,082	620,005	154%
Less: net income attributable to non-controlling interests	356,737	111,865	244,872	219%
Net income attributable to the Company	$666,350	$291,217	$375,133	129%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	140,750	24,656	116,094	471%
Foreign currency translation adjustment attributable to the Company	331,105	56,685	274,420	484%
Comprehensive income	$1,494,942	$484,423	$1,010,519	209%

The following table shows key components of the results of operations during six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
	2021	2020	$	%

Revenue:
Pharmaceuticals	$4,961,332	$3,591,197	$1,370,135	38%
Patient services	14,105,502	9,413,173	4,692,329	50%
Total revenue	19,066,834	13,004,370	6,062,464	47%
Operating costs and expenses:
Cost of pharmaceuticals sold	3,690,282	2,530,671	1,159,611	46%
Medical consumables	3,842,264	2,737,002	1,105,262	40%
Salaries and benefits	5,412,499	3,868,118	1,544,381	40%
Office supplies	577,303	560,180	17,123	3%
Vehicle expenses	119,398	127,818	(8,420)	(7)%
Utilities expenses	347,655	305,483	42,172	14%
Rentals and leases	549,727	86,608	463,119	535%
Advertising and promotion expenses	17,715	138	17,577	12737%
Interest expense, net	732,170	456,767	275,403	60%
Convertible notes expense	-	(322,363)	322,363	(100)%
Warrant expense	6,713	445,089	(438,376)	(98)%
Professional fee	20,145	19,594	551	3%
Depreciation	1,612,046	1,159,012	453,034	39%
Total operating costs and expenses	16,927,917	11,974,117	4,953,800	41%
Earnings from operations before other income and income taxes	2,138,917	1,030,253	1,108,664	108%
Other income (expenses)	(36,601)	(11,406)	25,195	221%
Earnings from operations before income taxes	2,102,316	1,018,847	1,083,469	106%
Income tax	583,307	300,848	282,459	94%
Net income	1,519,009	717,999	801,010	112%
Less: net income attributable to non-controlling interests	524,975	271,259	253,716	94%
Net income attributable to the Company	$994,034	$446,740	$547,294	123%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	118,160	(119,459)	237,619	(199)%
Foreign currency translation adjustment attributable to the Company	279,946	(287,142)	567,088	(197)%
Comprehensive income	$1,917,115	$311,398	$1,605,717	516%

Revenue

Operating revenue for the three and six months ended June 30, 2021, which resulted primarily from pharmaceuticals revenue and patient services revenue, was $11,740,600 and $19,066,834, an increase of 67% and 47% as compared with the operating revenue of $7,016,371 and $13,004,370 for the three and six months ended June 30, 2020. Revenue from the sale of pharmaceuticals increased by 38%, while revenue from provision of patient services increased by 50% for the six months ended June 30, 2021. The year-to-year increase was primarily a result of the partial alleviation of restrictions imposed by government agencies in 2020 on business operations within Harbin City in order to control the spread of COVID-19 in 2020. These restrictions limited our ability to perform non-emergency medical services, which caused the number of treated inpatients during the first half of 2020 to fall by 41% to 5995 patients, compared with the 10229 patients treated at Jiarun Hospital in the first half year of 2019. Revenue in the first half of 2020, therefore, fell by 14% compared to the first half of 2019. During the first half of 2021, however, restrictions on business operations in Harbin City were reduced, resulting in an increase in patients treated at Jiarun Hospital by 17% to 7017, compared with the 5995 patients treated at Jiarun Hospital in the first half year of 2020.

Operating Costs and Expenses

Total operating costs and expenses were $10,307,965 and $16,927,917 for the three and six months ended June 30, 2021, an increase of $3,945,315 or 62% as compared to $6,362,650 for the second quarter of 2020, and an increase of $4,953,800 or 41% as compared to $11,974,117 for the first half year of 2020. The primary reasons for the increase in costs and expenses during the six months ended June 30, 2021 were:

●	$1,159,611 increase in the cost of pharmaceuticals and $1,105,262 increase in the cost of medical consumables. These 46% and 40% increase in expenses attributable to pharmaceuticals and medical consumables were primarily related to the 50% increase in patient service revenue. Medical consumables mainly consist of materials expenses, medical repair expenses and test reagents. The largest components of the increase was the increase in materials expenses of $406,320.

●

$1,544,381 increase in salaries and benefits, reflecting $1,155,670 increase in salaries, and $412,458 increase in social insurance expense. This 40% increase in our labor costs was primarily caused by the revenue increase attributable to the hospitals, as we incurred labor costs in preparation for full scale operations of our branch hospitals.

●	$463,119 increase in rentals and leases, primarily reflecting the initiation of leases for property related to our new 3rd Branch Hospital

●	$453,034 increase in depreciation and amortization. This increase occurred because we increased the book value of our property and equipment as a result of additional property and equipment placed in service by $ 9,276,833 during 2020, which led to a 39% increase in depreciation during the first half year of 2021.

Income Taxes

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed for purchases of equipment on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in the first half year of 2021 the Company purchased Eligible Equipment for RMB 4.2 million, with $8,348 deferred income tax, creating differences between the tax treatment mandated by the Chinese government and GAAP tax treatment.

Income from operations and net income

Income from Operations was $2,138,917 for the six months ended June 30, 2021, as compared with operating income of $1,030,253 for the six months ended June 30, 2020. After deducting other income and expenses as well as the provision for income tax, the Company’s net income for the six months ended June 30, 2021 was $1,519,099, representing an increase of $801,010 or 112%, from $717,999 recorded for the six months ended June 30, 2020. The increase of income from operations and net income for the six months ended June 30, 2021 were primarily due to aforementioned changes in operating revenue and expenses.

Our net income was produced by Jiarun. Because we own only 70% of the equity interest in Jiarun (the other 30% being owned by our Chairman, Junsheng Zhang), we reduced our net income for the six months period ended June 30, 2021 and 2020 by an allocation to the “non-controlling interests” of $524,975 and $271,259, respectively, before recognizing net income attributable to the Company. After those allocations, our net income attributable to the Company for the six months ended June 30, 2021 and 2020 was $994,034 ($0.054 per share) and $446,740 ($0.025 per share), respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended June 30, 2021 and 2020, foreign currency translation adjustments of $398,106 (of which $118,160 was attributable to the non-controlling interest) and $(406,601) (of which $(119,459) was attributable to the non-controlling interest), respectively, have been reported as other comprehensive income in the consolidated statements of operations and comprehensive income.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $312,771 of cash and cash equivalents, a decrease of $532,056 from our cash balance at December 31, 2020. The decrease was primarily caused by our investing activities, particularly the expansion of our facilities, which used $2,096,489 of cash during the first half year of 2021.

Our working capital deficit at June 30, 2021 was $4,313,031, an increase of $435,620 from our deficit of $3,877,411 in working capital at December 31, 2020.

Our working capital deficit limits our ability to finance expansion. It is noteworthy, however, that our current liabilities include $99,500 in amounts due to related parties, all of which is owed to our Chairman, Junsheng Zhang, and $2,921,459 representing the current portion of our lease obligations, most of which is also owed to Chairman Zhang. We believe, therefore, that our liquidity is adequate to continue operations at our current level and fund a modest expansion program.

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

Cash Flows and Capital Resources

Our cash flows for the first half year of 2021 and 2020 are summarized below:

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	3,619,288	3,191,428
Net cash used in investing activities	(2,096,489)	(1,763,279)
Net cash used in financing activities	(2,004,971)	(1,528,349)
Effect of exchange rate fluctuation on cash and cash equivalents	(49,884)	(22,970)
Net decrease in cash and cash equivalents	(532,056)	(123,170)
Cash and cash equivalents, beginning of period	844,827	1,971,129
Cash and cash equivalents, ending of period	$312,771	$1,847,959

As of June 30, 2021, the Company had $312,771 of cash and cash equivalents, a decrease of $532,056 from our cash balance at December 31, 2020. The decrease occurred because our operations during the first year of 2021 yielded $3,619,288 in cash but our investing activities and financing activities combined used $4,101,460 in cash.

Net Cash Provided by Operating Activities

For the six months ended June 30, 2021, we had positive cash flow from operating activities of $3,619,288, an increase of $427,860 from $3,191,428 for the six months ended Jene 30, 2020. In addition to the $1,519,009 in net income during the 2021 period, there were $1,612,046 depreciation and $732,170 interest expenses non-cash items adjustments; the major cash flow from operations increased in accounts payable by $2,123,393 while reduced inventory balance by $295,995 which offset by $1,731,422 increased in related parties prepayment and $669,494 in net accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $2,096,489, compared to net cash used in investing activities of $1,763,279 for the six months ended June 30, 2020. The cash used in investing activities for the six months ended June 30, 2021 and 2020 was mainly used for the purchase of medical equipment and payment of Construction in progress relating to the opening of our new 3rd Branch Hospital.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2021 was $2,004,971, as compared to net cash used in financing activities of $1,528,349 for the six months ended June 30, 2020. The cash used in financing activities for the six months ended June 30, 2021 was mainly due to accounts of finance lease and interest expenses, while for the six months ended June 30, 2020 cash was also used to satisfy convertible notes we had sold.

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

Trends, Events and Uncertainties

The COVID-19 pandemic has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales and has suffered a significant decrease in revenues which has increased financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 pandemic and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2021. Based on this evaluation, Management determined that the following material weakness existed in our internal control over financial reporting

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

The aforesaid weakness in our internal controls was identified in connection with the preparation of our financial statements for the six months ended June 30, 2021. At that time, management adopted a remediation plan. The interference in our business operations caused by restrictions on business activities related to the COVID-19 pandemic has delayed our ability to implement the remediation plan.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

The Company did not effect any sales of unregistered securities during the second quarter of fiscal 2021.

(b) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None,

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Lihua Sun	Chief Executive Officer	August 20, 2021
Lihua Sun	(Principal Executive Officer)

/s/ Xuewei Zhang	Chief Financial Officer	August 20, 2021
Xuewei Zhang	(Principal Financial and Accounting Officer)