Form 10-Q
period 2021-09-30
JRSIS HEALTH CARE Corp
filed 2021-11-15
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that can be expected for the year ended December 31, 2021.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$527,642	$844,827
Accounts receivable, net	7,418,258	4,391,652
Inventories	1,744,502	1,458,217
Other receivables	68,571	64,836
Prepayments	1,739,541	625,922
Deferred expenses	454,244	452,205
Deposits for capital leases-current portion	201,301	41,025
Total current assets	12,154,059	7,878,684
Construction in progress	2,975,170	-
Property and equipment, net	32,483,275	31,455,424
Long term deferred expenses	2,199,591	2,510,460
Deposits for capital leases	953,081	773,041
Right-of-use assets	20,230,531	16,187,280
Total assets	$70,995,707	$58,804,889

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$10,812,117	$6,687,544
Notes payable	280,273	856,490
Deposits received	1,222	98,386
Amount due to related parties	1,533,565	162,921
Other payable	162,785	57,573
Deferred tax payable	441,573	300,670
Payroll payable	1,164,393	1,127,845
Capital lease obligations - current portion	3,305,236	2,464,666
Total current liabilities	17,701,164	11,756,095
Warrant liabilities	2,785	1,149
Capital lease obligations	17,430,692	14,444,646
Deferred tax payable	3,805,770	3,162,037
Other capital lease payable	607,478	600,537
Total liabilities	$39,547,889	$29,964,464

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 18,628,569 and 18,246,331 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	18,628	18,246
Additional Paid-in capital	23,381,121	23,240,075
Retained earnings	(2,747,015)	(4,109,557)
Other comprehensive income	176,255	(111,016)
Total shareholders’ equity of the Company	20,828,989	19,037,748
Non-controlling interest	10,618,829	9,802,677
Total shareholders’ equity	31,447,818	28,840,425
Total liabilities and shareholders’ equity	$70,995,707	$58,804,889

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue:
Pharmaceuticals	$3,347,069	$2,462,951	$8,308,401	$6,054,148
Patient services	8,811,811	7,553,134	22,917,313	16,966,307
Total revenue	12,158,880	10,016,085	31,225,714	23,020,455
Operating costs and expenses:
Cost of pharmaceuticals sold	2,744,179	1,798,004	6,434,461	4,328,675
Medical consumables	3,296,482	2,852,588	7,138,746	5,589,590
Salaries and benefits	3,291,211	2,067,965	8,703,710	5,936,083
Office supplies	313,518	488,478	890,821	1,048,658
Vehicle expenses	104,965	39,381	224,363	167,199
Utilities expenses	121,400	87,344	469,055	392,827
Rentals and leases	352,600	73,174	902,327	159,782
Advertising and promotion expenses	11,183	9,118	28,898	9,256
Interest expense	344,521	317,704	1,076,691	774,471
Professional fee	11,556	20,791	31,701	40,385
Loss of fair value of convertible notes	-	-	-	(322,363)
Warrant expense	(5,077)	(263,953)	1,636	181,136
Depreciation	837,917	649,726	2,449,963	1,808,738
Total operating costs and expenses	11,424,455	8,140,320	28,352,372	20,114,437
Earnings from operations before other income and income taxes	734,425	1,875,765	2,873,342	2,906,018
Other (expenses)	(723)	(5,620)	(37,324)	(17,026)
Earnings from operations before income taxes	733,702	1,870,145	2,836,018	2,888,992
Income tax	192,207	837,659	775,514	1,138,507
Net income	541,495	1,032,486	2,060,504	1,750,485
Less: net income attributable to non-controlling interests	172,987	266,545	697,962	537,804
Net income attributable to the Company	$368,508	$765,941	$1,362,542	$1,212,681
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	30	298,571	118,190	179,112
Foreign currency translation adjustment attributable to the Company	7,325	648,903	287,271	361,761
Comprehensive income	$548,850	$1,979,960	$2,465,965	$2,291,358
Less: Comprehensive income attributable to non-controlling interests	173,017	565,116	816,152	716,916
Comprehensive income attributable to the Company	$375,833	$1,414,844	$1,649,813	$1,574,442

Basic earnings per share	$0.0197	$0.0425	$0.0741	$0.0673
Diluted earnings per share	0.0195	$0.0424	$0.0732	$0.0672
Weighted average number of shares outstanding (Basic)	18,628,569	18,042,109	18,393,563	18,021,848
Weighted average number of shares outstanding (Diluted)	18,838,569	18,063,109	18,603,563	18,059,240

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2019	17,975,999	$17,976	$(6,788,652)	$(1,236,873)	$22,825,787	$8,168,613	$22,986,851
Net income	-	-	155,523	-	-	159,394	314,917
Shares issued	40,332	40	-	-	260,118	-	260,158
Foreign currency translation adjustment	-	-	-	(343,827)	-	(144,115)	(487,942)
Balance at March 31, 2020	18,016,331	$18,016	$(6,633,129)	$(1,580,700)	$23,085,905	$8,183,892	$23,073,984
Net income	-	-	291,217	-	-	111,865	403,082
Foreign currency translation adjustment	-	-	-	56,685	-	24,656	81,341
Balance at June 30, 2020	18,016,331	$18,016	$(6,341,912)	$(1,524,015)	$23,085,905	$8,320,413	$23,558,407
Net income	-	-	765,941	-	-	266,545	1,032,486
Foreign currency translation adjustment	-	-	-	648,903	-	298,571	947,474
Shares issued	40,000	40	-	-	79,960	-	80,000
Balance at September 30, 2020	18,056,331	$18,056	$(5,575,971)	$(875,112)	$23,165,865	$8,885,529	$25,618,367

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2020	18,246,331	$18,246	$(4,109,557)	$(111,016)	$23,240,075	$9,802,677	$28,840,425
Net income	-	-	327,684	-	-	168,238	495,922
Foreign currency translation adjustment	-	-	-	(51,159)	-	(22,590)	(73,749)
Balance at March 31, 2021	18,246,331	18,246	(3,781,873)	(162,175)	23,240,075	9,948,325	29,262,598
Net income	-	-	666,350	-	-	356,737	1,023,087
Shares issued	382,238	382	-	-	141,046	-	141,428
Foreign currency translation adjustment	-	-	-	331,105	-	140,750	471,855
Balance at June 30, 2021	18,628,569	18,628	(3,115,523)	168,930	23,381,121	10,445,812	30,898,968
Net income	-	-	368,508	-	-	172,987	541,495
Foreign currency translation adjustment	-	-	-	7,325	-	30	7,355
Balance at September 30, 2021	18,628,569	18,628	(2,747,015)	176,255	23,381,121	10,618,829	31,447,818

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$2,060,504	$1,750,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,449,963	1,808,738
Interest expense	1,076,691	774,471
Convertible notes expense	-	(322,363)
Warrant expense	1,636	181,136
Changes in operating assets and liabilities:
Accounts receivable, net	(2,970,050)	1,712,746
Inventories	(268,905)	(317,979)
Amount due from related parties	(117,495)	(20,016)
Prepayments and other current assets	(547,667)	825,753
Accounts payable	3,455,082	2,238,219
Amount due to related parties	1,465,861	(1,359,833)
Deposits received	(98,110)	(11,203)
Accrued expenses and other current liabilities	870,971	247,668
Net cash provided by operating activities	7,378,481	7,507,822

Cash Flows From Investing Activities
Purchases of property and equipment	(2,918,682)	(4,679,397)
Prepayment for property and equipment acquisition	(556,363)	(296,264)
Payment of construction in progress	(2,969,376)	(640,363)
Payment for convertible notes	-	(774,567)
Net cash (used in) investing activities	(6,444,421)	(6,390,591)

Cash Flows From Financing Activities
Payments of finance lease obligations	(183,324)	(1,869,766)
Interest expense	(1,076,691)	(774,471)
Non-cash issuance of common stock	-	340,158
Net cash (used in) financing activities	(1,260,015)	(2,304,079)

Effect of exchange rate fluctuation on cash and cash equivalents	8,770	27,821
Net (decrease) increase in cash and cash equivalents	(317,185)	(1,159,027)

Cash and cash equivalents, beginning of period	844,827	1,971,129
Cash and cash equivalents, ending of period	$527,642	$812,102

Supplemental disclosure of cash flow information
Cash paid for income taxes	(25,194)	(1,138,507)
Cash paid for interest	(1,076,691)	(774,471)

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

The exchange rates used for foreign currency translation are as follows:

For nine months ended September 30,
		2021	2020
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	6.4580 / 7.7867	6.8033 / 7.7501
Revenue and expenses	period average	6.4706 / 7.7670	6.9957 / 7.7576

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the nine months ended September 30, 2021 and 2020, no customer accounted for more than 10% of net revenue. As of September 30, 2021 and December 31, 2020, three and three customers, respectively, each accounted for more than 5% of net accounts receivable. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2021
	2021	Level 1	Level 2	Level 3
Warrant liability	$2,785	$-	$-	$2,785

A summary of changes in Warrant liability for nine months ended September 30, 2021 was as follows:

Balance at January 1, 2021	$1,149
Change in fair value of warrant liability	1,636
Balance at September 30, 2021	2,785

The fair value of the outstanding warrants was calculated using the Binomial Option Pricing Model with the following assumptions at inception and on subsequent valuation date:

September 30, 2021
Warrants	Auctus
Market price per share (USD/share)	$0.37
Exercise price (USD/share)	0.60
Risk free rate	0.211%
Dividend yield	-
Expected term/Contractual life (years)	0.83
Expected volatility	47.23%

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

NOTE 3. ACCOUNTS RECEIVABLE, NET

	September 30,	December 31,
	2021	2020
	(Unaudited)
Accounts receivable	$10,756,429	$7,691,679
Less: allowance for doubtful debts	3,338,171	3,300,027
	$7,418,258	$4,391,652

The Company experienced $ nil bad debts during nine months ended September 30, 2021 and 2020. The allowances for doubtful debts as of September 30, 2021 and December 31, 2020 were taken by the Company to reflect excess insurance claims submitted by the Company to the Harbin Medical Insurance Management Centre that have remained unreimbursed for over two years.

NOTE 4. INVENTORIES

At September 30, 2021 and December 31, 2020, inventories consist of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Western pharmaceuticals	$909,273	$720,622
Chinese herbal medicine	98,566	32,840
Medical material	732,022	697,535
Other material	4,641	7,220
	$1,744,502	$1,458,217

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 5. PREPAYMENT

At September 30, 2021 and December 31, 2020 prepayment consists of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Deposits on medical equipment	$390,317	$173,438
Deposits on lease	933,459	162,045
Heating fees	23,227	78,356
Others	392,538	212,083
	$1,739,541	$625,922

NOTE 6. PROPERTY AND EQUIPMENT

At September 30, 2021 and December 31, 2020, property and equipment, at cost, consist of:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Transportation equipment	$1,430,728	$1,263,860
Medical equipment	27,755,413	24,234,134
Electrical equipment	2,381,808	2,300,036
Office equipment and others	1,408,127	1,354,139
Buildings	28,464,474	28,139,226
Software	200,352	198,063
Total fixed assets at cost	61,640,902	57,489,458
Accumulated depreciation	(12,637,998)	(10,213,582)
Total fixed assets, net	$49,002,904	$47,275,876
Reclass to Right-of-use assets	(16,519,629)	(15,820,452)
Total fixed assets, net after reclassing	$32,483,275	$31,455,424

The Company recorded depreciation expense of $837,917 and $649,726, $2,449,963 and $1,808,738 for the three and nine months ended September 30, 2021 and 2020, respectively.

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

The current portion of the prepaid consulting and decoration fees were recorded as deferred expenses of $454,244 and $452,205 as of September 30, 2021 and December 31, 2020. The long-term deferred expenses were $2,199,591 and $2,510,460 as of September 30, 2021 and December 31, 2020.

The Company recorded consulting fee of $nil and $5,012 for the three months ended September 30, 2021 and 2020, and decoration fees of $114,174 and $106,715 for the three months ended September 30, 2021 and 2020, respectively. The Company recorded consulting fee of $nil and $32,869 for the nine months ended September 30, 2021 and 2020, and decoration fees of $342,406 and $316,705 for the nine months ended September 30, 2021 and 2020, respectively.

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

On June 16, 2021 Jiarun entered into a finance lease agreement for the net value of $2,485,290 medical equipments from GE.

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

In June 2021 JHCC leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from June 2021, JHCC is committed to make lease payments of approximately $123,600 per year for 3 years. This office is used by 3rd Branch Hospital

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company’s accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $20.23 million and $20.74 million, respectively, as of September 30, 2021.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

As of September 30, 2021, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Operating lease assets	$3,710,902	$366,828
Finance lease assets	16,519,629	15,820,452
Total	$20,230,531	$16,187,280
Liabilities
Current
Operating lease liabilities	1,018,301	209,689
Finance lease liabilities	2,286,935	2,254,977
Long-term
Operating lease liabilities	2,692,600	157,139
Finance lease liabilities	14,738,092	14,287,507
Total	$20,735,928	$16,909,312

The future minimum lease payments for annual capital lease obligation as of September 30, 2021 are as follows:

Year	Amounts
2021	$725,884
2022	1,436,750
2023	1,245,873
Thereafter	13,616,520
Total	$17,025,027

The Company recorded finance lease fees of $254,479 and $275,126 for the three months ended September 30, 2021 and 2020, respectively, and recorded finance interest lease fees of $822,113 and $816,509 for the nine months ended September 30, 2021 and 2020, respectively.

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Amount $
2021	249,604
2022	972,675
2023	853,592
Thereafter	1,635,030
Total	3,710,901

The company has recorded operating lease expense of $293,149 and $27,900 for three months ended September 30, 2021 and 2020, and recorded operating lease expense of $740,613 and $81,764 for nine months ended September 30, 2021 and 2020 respectively

At September 30, 2021 right-of-use assets consist of:

	September 30, 2021 (Unaudited)			December 31, 2020
	Operating lease	Finance lease	Total	Operating lease	Finance lease	Total
Lease assets	$4,451,515	$17,341,742	$21,793,257	$559,607	$16,936,882	$17,496,489
Accumulated amortization	(740,613)	(822,113)	(1,562,726)	(192,779)	(1,116,430)	(1,309,209)
Total right-of-use assets, net	$3,710,902	$16,519,629	$20,230,531	$366,828	$15,820,452	$16,187,280

The Company recorded finance lease amortization expense of $254,479 and $275,126 in depreciation and amortization for the three months ended September 30, 2021 and 2020, respectively, and recorded finance lease amortization expense of $822,113 and $816,509 in depreciation and amortization for the nine months ended September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2021, the amount of depreciation and amortization was $837,917 and $2,449,963, which included general property and equipment depreciation of $654,569 and $1,606,461.

The Company recorded operating lease expense of $352,600 and $73,174 for the three months ended September 30, 2021 and 2020, and recorded operating lease expense of $902,327 and $159,782 for the nine months ended September 30, 2021 and 2020, including operating lease amortization expense of $293,149 and $27,900 for the three months ended September 30, 2021 and 2020, and $740,613 and $81,764 for the nine months ended September 30, 2021 and 2020, respectively.

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

In January 2020 the Company issued 38,322 shares of common stock to Labrys Fund, LP in full satisfaction of its warrant. At September 30, 2021, the Company marked to market the fair value of the Auctus Fund warrant liability and determined a fair value of $2,785. The Company recorded a loss from issuance expense and change in fair value of warrant liability of $1,636 and $181,136 for nine months ended September 30, 2021 and 2020. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 47.23%, (3) weighted average risk-free interest rate of 0.211%, (4) expected life of 0.83 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

NOTE 10. NON-CONTROLLING INTERESTS

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds a 70% equity interest in Jiarun as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, NCI on the consolidated balance sheet was $10,618,829 and $9,802,677, respectively, representing the 30% of Jiarun that is owned by Junsheng Zhang.

For the three months ended September 30, 2021, the comprehensive income attributable to shareholders’ equity and NCI is $375,833 and $173,017 respectively. For the nine months ended September 30, 2021, the comprehensive income attributable to shareholders’ equity and NCI is $1,649,813 and $816,152, respectively.

For the three months ended September 30, 2020, the comprehensive income attributable to shareholders’ equity and NCI is $1,414,844 and $565,116 respectively. For the nine months ended September 30, 2020, the comprehensive income attributable to shareholders’ equity and NCI is $1,574,442 and $716,916, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 11. REVENUE

The Company’s revenue consists of pharmaceuticals sales and patient care revenue.

	Three Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Pharmaceuticals:
Western pharmaceuticals	$2,642,897	$1,869,252
Chinese medicine	258,889	235,613
Herbal medicine	445,283	358,086
Total pharmaceuticals	$3,347,069	$2,462,951

Patient services:
Medical consulting	$3,975,982	$3,509,366
Medical treatment	4,431,310	3,496,691
Others	404,519	547,077
Total patient services	$8,811,811	$7,553,134
	$12,158,880	$10,016,085

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Pharmaceuticals:
Western pharmaceuticals	$6,465,940	$4,682,550
Chinese medicine	699,589	558,715
Herbal medicine	1,142,872	812,883
Total pharmaceuticals	$8,308,401	$6,054,148

Patient services:
Medical consulting	$10,091,546	$7,607,046
Medical treatment	11,947,909	8,586,527
Others	877,858	772,734
Total patient services	$22,917,313	$16,966,307
	$31,225,714	$23,020,455

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

The following table shows the components of the allowance for US income tax recorded for nine months ended September 30, 2021:

Amounts
Loss before income tax	$(37,919)
Tax rate at 21%	(7,921)
Disallowed tax losses	7,921
Income tax expense	$-

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

The following table shows the components of the allowance for Hong Kong income tax recorded for nine months ended September 30, 2021:

Amounts
Loss before income tax	$(166)
Tax rate at 16.5%	(27)
Disallowed tax losses	27
Income tax expense	$-

PRC

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

The following table shows the components of the allowance for PRC income tax recorded for nine months ended September 30, 2021:

Amounts
Income tax expense deferred	$673,561
Income tax current	101,953
Tax expense from continuing operation	$775,514

Reconciliation:

Amounts
Income tax at statutory rate	$673,561
Tax expense from continuing operation	$673,561

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in the first nine months of 2021 the Company purchased Eligible Equipment for RMB 23.8 million, with $673,561 deferred income tax, creating differences between the tax treatment mandated by the Chinese government and GAAP tax treatment.

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
(b)	Harbin Baiyi Real Estate Development Co., Ltd, owned by Junsheng Zhang
(c)	Harbin Jiarun Pharmacy Co., Ltd, owned by Junsheng Zhang
(d)	Heilongjiang Province Runjia Medical Equipment Company Limited, owned by Junsheng Zhang
(e)	Jiarun Super Market Co., Ltd., owned by Junsheng Zhang

Amounts due to related parties

Amounts due to related parties consisted of the following as of the periods indicated:

Name of related parties	September 30, 2021	December 31, 2020
Harbin Jiarun Pharmacy Co., Ltd	$48,385	$33,624
Heilongjiang Province Runjia Medical Equipment Co., Ltd	-	1,761
Jiarun Super Market Co., Ltd.	-	282
Harbin Baiyi Real Estate Development Co., Ltd,	-	114,584
Junsheng Zhang	1,485,180	12,670
	$1,533,565	$162,921

Amount due to Harbin Jiarun Pharmacy Co., Ltd., Jiarun Super Market Co., Ltd.. and Heilongjiang Province Runjia Medical Equipment Company Limited were mainly the balance due for purchase of medicine and medical material from these three companies.

Amounts due to Junsheng Zhang represented amounts paid by Mr. Zhang for the operation of the company.

Related parties’ transactions

Purchase of pharmaceuticals and medical material from related parties consisted of the following for the periods indicated:

	For nine months ended September 30,
Name of related parties	2021	2020
Harbin Jiarun Pharmacy Co., Ltd	$14,365	$22,876
Heilongjiang Province Runjia Medical Equipment Co., Ltd	-	2,278
	$14,365	$25,154

Deposits for capital leases and capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of September 30, 2021, the Company has balance of deposits for capital leases and capital lease obligations of $464,540 and $12,518,359, respectively. As of December 31, 2020, the Company had deposits for capital leases and capital lease obligations of $459,232 and $12,831,348, respectively.

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

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$1,362,542	$1,212,681
Denominator:
Basic weighted-average number of shares outstanding	18,393,563	18,021,848
Diluted weighted-average number of shares outstanding	18,603,563	18,059,240
Net income per share:
Basic EPS	$0.0741	$0.0673
Diluted EPS	$0.0732	$0.0672

NOTE 15. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of September 30, 2021 or December 31, 2020.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of September 30, 2021 and December 31, 2020.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 16. COMMON STOCK

During the second quarter of 2021, the Company issued 382,238 shares to Auctus Fund, LLC for services. These issuances were made pursuant to SEC Regulation S during 2021, and accordingly were exempt from registration under the Securities Act of 1933.

NOTE 17. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a $2,747,015 negative retained earnings or accumulated deficit as of September 30, 2021; in addition, the Company’s total current liabilities exceeded its current assets by $5,547,105. These factors raised substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Harbin Jiarun Hospital Co., Ltd Harbin New District Branch (“3rd Branch Hospital”), a third hospital branch of Jiarun, was incorporated in Harbin City of Heilongjiang, China in April 2021.

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

Critical Accounting Policies and Management Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the periods ended September 30, 2021, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results, as follows:

●	The determination, as set forth in Note 3 to our Financial Statements, that the $10,756,429 balance in accounts receivable as of September 30, 2021 warranted an allowance for doubtful accounts of $3,338,171. The determination was based on our review of statements from Harbin Medical Insurance Management Center. Generally, the Center sets for each hospital an insurance claim limit, even though the hospital is not permitted to refuse to receive patients. If the hospital receives too many patients, it will exceed the claim limit, and record an excess insurance claim. The Center will pay part of the excess insurance claim from an insurance regulatory fund that is shared among all local hospitals that have excess insurance claims, but full reimbursement is not assured. In accordance with the principle of prudence, the Company made a determination that any excess insurance claim outstanding for more than two years without reimbursement should be treated as a doubtful account. As of September 30, 2021, the amount of excess insurance claims aged over two years without reimbursement was $3,338,171, for which we recorded an allowance.

●	The determination to record depreciation of our principal medical property and equipment over an average useful life of approximately twenty years. (A quantification of that depreciation is set forth in Note 6 to our Financial Statements.) The determination was based primarily on our expectation that the useful life of our hospital facilities would exceed thirty years, based on the experience of comparable facilities in our location.

Results of Operations

The following table shows key components of the results of operations during three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change
	2021	2020	$	%
Revenue:
Pharmaceuticals	$3,347,069	$2,462,951	$884,118	36%
Patient services	8,811,811	7,553,134	1,258,677	17%
Total revenue	12,158,880	10,016,085	2,142,795	21%
Operating costs and expenses:
Cost of pharmaceuticals sold	2,744,179	1,798,004	946,175	53%
Medical consumables	3,296,482	2,852,588	443,894	16%
Salaries and benefits	3,291,211	2,067,965	1,223,246	59%
Office supplies	313,518	488,478	(174,960)	(36)%
Vehicle expenses	104,965	39,381	65,584	167%
Utilities expenses	121,400	87,344	34,056	39%
Rentals and leases	352,600	73,174	279,426	382%
Advertising and promotion expenses	11,183	9,118	2,065	23%
Interest expense, net	344,521	317,704	26,817	8%
Warrant expense	(5,077)	(263,953)	258,876	(98)%
Professional fee	11,556	20,791	(9,235)	(44)%
Depreciation	837,917	649,726	188,191	29%
Total operating costs and expenses	11,424,455	8,140,320	3,284,135	40%
Earnings from operations before other income and income taxes	734,425	1,875,765	(1,141,340)	(61)%
Other income	(723)	(5,620)	4,897	(87)%
Earnings from operations before income taxes	733,702	1,870,145	(1,136,443)	(61)%
Income tax	192,207	837,659	(645,452)	(77)%
Net income	541,495	1,032,486	(490,991)	(48)%
Less: net income attributable to non-controlling interests	172,987	266,545	(93,558)	(35)%
Net income attributable to the Company	$368,508	$765,941	$(397,443)	(52)%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	30	298,571	(298,541)	(100)%
Foreign currency translation adjustment attributable to the Company	7,325	648,903	(641,578)	(99)%
Comprehensive income	$548,850	$1,979,960	$(1,431,110)	(72)%

The following table shows key components of the results of operations during nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change
	2021	2020	$	%

Revenue:
Pharmaceuticals	$8,308,401	$6,054,148	$2,254,253	37%
Patient services	22,917,313	16,966,307	5,951,006	35%
Total revenue	31,225,714	23,020,455	8,205,259	36%
Operating costs and expenses:
Cost of pharmaceuticals sold	6,434,461	4,328,675	2,105,786	49%
Medical consumables	7,138,746	5,589,590	1,549,156	28%
Salaries and benefits	8,703,710	5,936,083	2,767,627	47%
Office supplies	890,821	1,048,658	(157,837)	(15)%
Vehicle expenses	224,363	167,199	57,164	34%
Utilities expenses	469,055	392,827	76,228	19%
Rentals and leases	902,327	159,782	742,545	465%
Advertising and promotion expenses	28,898	9,256	19,642	212%
Interest expense, net	1,076,691	774,471	302,220	39%
Convertible notes expense	-	(322,363)	322,363	(100)%
Warrant expense	1,636	181,136	(179,500)	(99)%
Professional fee	31,701	40,385	(8,684)	(22)%
Depreciation	2,449,963	1,808,738	641,225	35%
Total operating costs and expenses	28,352,372	20,114,437	8237,935	41%
Earnings from operations before other income and income taxes	2,873,342	2,906,018	(32,676)	(1)%
Other income (expenses)	(37,324)	(17,026)	(20,298)	119%
Earnings from operations before income taxes	2,836,018	2,888,992	(52,974)	(2)%
Income tax	775,514	1,138,507	(362,993)	(32)%
Net income	2,060,504	1,750,485	310,019	18%
Less: net income attributable to non-controlling interests	697,962	537,804	160,158	30%
Net income attributable to the Company	$1,362,542	$1,212,681	$149,861	12%
Comprehensive income:
Foreign currency translation adjustment attributable to non-controlling interests	118,190	179,112	(60,922)	(34)%
Foreign currency translation adjustment attributable to the Company	287,271	361,761	(74,490)	(21)%
Comprehensive income	$2,465,965	$2,291,358	$174,607	8%

Revenue

Operating revenue for the three and nine months ended September 30, 2021, which resulted primarily from pharmaceuticals revenue and patient services revenue, was $12,158,880 and $31,225,714, an increase of 21% and 36% as compared with the operating revenue of $10,016,085 and $23,020,445 for the three and nine months ended September 30, 2020. Revenue from the sale of pharmaceuticals increased by 37%, while revenue from provision of patient services increased by 35% for the nine months ended September 30, 2021. The year-to-year increase was primarily a result of the partial alleviation of restrictions imposed by government agencies in 2020 on business operations within Harbin City in order to control the spread of COVID-19 in 2020. These restrictions limited our ability to perform non-emergency medical services, which caused the number of treated inpatients during the first nine months of 2020 to fall by 35% to 9,874 patients, compared with the 15,292 patients treated at Jiarun Hospital in the first nine months of 2019. During the first nine months of 2021, however, restrictions on business operations in Harbin City were reduced, resulting in an increase in patients treated at Jiarun Hospital by 14% to 11,300, compared with the 9,874 patients treated at Jiarun Hospital in the first nine months of 2020.

It is noteworthy that Jiarun Hospital served 3,992 fewer patients in the nine months ended September 30, 2021 than it served during the comparable pre-COVID period: the nine months ended September 30, 2019. However, revenue from patient services was 53% greater in the first nine months of 2021 than in the first nine months of 2019. The increase in per-patient revenue from 2019 to 2021 reflects upgrades in the variety and quality of services provided by Jiarun Hospital, as well as government-approved increases in allowable fee rates.

Operating Costs and Expenses

Total operating costs and expenses were $11,424,455 and $28,352,372 for the three and nine months ended September 30, 2021, an increase of $3,284,135 or 40% as compared to $8,140,320 for the third quarter of 2020, and an increase of $8,237,935 or 41% as compared to $20,114,437 for the first nine months of 2020. The 40% increase in operating expenses for the three months ended September 30, 2021 exceeded the 21% increase in revenue in that quarter, with the result that pre-tax operating income decreased by 61% for the quarter. However, since revenue increased by 36% nine months - to- nine months, the increase of 41% in operating costs and expenses caused only a 2% reduction in the profitability of the Company’s operations for the first nine months of 2021. The primary reasons that operating costs grew faster than revenue were:

●	$2,105,785 increase in the cost of pharmaceuticals and $1,549,156 increase in the cost of medical consumables. These 46% and 40% increase in expenses attributable to pharmaceuticals and medical consumables exceeded the 35% increase in patient service revenue because COVID-related disruptions in production of pharmaceuticals and medical consumables led to significant price increases. Medical consumables mainly consist of materials expenses, medical repair expenses and test reagents. The largest components of the increase were the increase in materials expenses of $540,521.

●

$2,767,627 increase in salaries and benefits, reflecting $2,168,044 increase in salaries, and $587,846 increase in social insurance expense. This 47% increase in our labor costs exceeded the patient service revenue as we are still ramping up to full scale operations of our branch hospitals, and have not yet achieved efficient operations in the branches.

●	$742,545 increase in rentals and leases, primarily reflecting the initiation of leases for property related to our new 3rd Branch Hospital

●	$641,225 increase in depreciation and amortization. This increase occurred because we increased the book value of our property and equipment as a result of additional property and equipment placed in service by $ 3,657,393 during 2021, which led to a 35% increase in depreciation during the first nine months of 2021.

Income Taxes

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed for purchases of equipment on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in the first half year of 2021 the Company purchased Eligible Equipment for RMB 23.8 million, with $673,561 deferred income tax, creating differences between the tax treatment mandated by the Chinese government and GAAP tax treatment.

Income from operations and net income

Income from Operations was $2,873,342 for the nine months ended September 30, 2021, as compared with operating income of $2,906,018 for the nine months ended September 30, 2020. After deducting other income and expenses as well as the provision for income tax, the Company’s net income for the nine months ended September 30, 2021 was $2,060,504, representing an increase of $310,019 or 18%, from $1,750,485 recorded for the nine months ended September 30, 2020. The increase occurred, despite lower pre-tax income, because the Company recorded a 32% lower allowance for income tax, despite recording pre-tax income that was only 2% lower than was recorded in the prior year period.

Our major net income was produced by Jiarun. Because we own only 70% of the equity interest in Jiarun (the other 30% being owned by our Chairman, Junsheng Zhang), we reduced our net income for the nine months period ended September 30, 2021 and 2020 by an allocation to the “non-controlling interests” of $697,962 and $537,804, respectively, before recognizing net income attributable to the Company. After those allocations, our net income attributable to the Company for the nine months ended September 30, 2021 and 2020 was $1,362,542 ($0.074 per share) and $1,212,681 ($0.067 per share), respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the nine months ended September 30, 2021 and 2020, foreign currency translation adjustments of $405,461 (of which $118,190 was attributable to the non-controlling interest) and $(540,973) (of which $(179,112) was attributable to the non-controlling interest), respectively, have been reported as other comprehensive income (loss) in the consolidated statements of operations and comprehensive income.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $527,642 of cash and cash equivalents, a decrease of $317,186 from our cash balance at December 31, 2020. The decrease was primarily caused by our investing activities, particularly the expansion of our facilities, which used $6,444,421 of cash during the first nine months year of 2021.

Our working capital deficit at September 30, 2021 was $5,547,105, an increase of $1,669,694 from our deficit of $3,877,411 in working capital at December 31, 2020. The deficit increases primarily due to our ongoing use of cash from operations to fund the expansion of our facilities.

Our working capital deficit limits our ability to finance expansion. It is noteworthy, however, that our current liabilities include $1,533,565 in amounts due to related parties, all of which is owed to our Chairman, Junsheng Zhang, and $3,305.236 representing the current portion of our lease obligations, most of which is also owed to Chairman Zhang. We believe, therefore, that our liquidity is adequate to continue operations at our current level and fund a modest expansion program.

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

Cash Flows and Capital Resources

Our cash flows for the first nine months of 2021 and 2020 are summarized below:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	7,378,481	7,507,822
Net cash used in investing activities	(6,444,421)	(6,390,591)
Net cash used in financing activities	(1,260,015)	(2,304,079)
Effect of exchange rate fluctuation on cash and cash equivalents	8,770	27,821
Net increase in cash and cash equivalents	(317,185)	(1,159,027)
Cash and cash equivalents, beginning of period	844,827	1,971,129
Cash and cash equivalents, ending of period	$527,642	$812,102

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2021, we had positive cash flow from operating activities of $7,378,481, an increase of $129,341 from $7,507,822 for the nine months ended September 30, 2020. In addition to the $2,060,504 in net income during the 2021 period, cash flow from operations was increased by non-cash expenses: $2,449,963 depreciation and $1,076,691 imputed interest expense. The major sources of cash flow from operations, however, were an increase in accounts payable by $3,455,082 and a reduction of our inventory balance by $268,905. These were partially offset by the $547,667 increase in prepayment, $1,465,861 increase in amount due to related parties; and $2,970,050 increase in net accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $6,444,421, compared to net cash used in investing activities of $6,390,591 for the nine months ended September 30, 30, 2020. The cash used in investing activities for the nine months ended September 30, 2021 and 2020 was mainly used for the purchase of medical equipment and payment of Construction in progress relating to the opening of our new 3rd Branch Hospital.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2021 was $1,260,015, as compared to net cash used in financing activities of $1,528,349 for nine months ended September 30, 2020. The cash used in financing activities for the nine months ended September 30, 2021 was mainly due to payment of finance lease and interest expenses, while for the nine months ended September 30, 2020 cash was also used to satisfy convertible notes we had sold.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2021. Based on this evaluation, Management determined that the following material weakness existed in our internal control over financial reporting

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2020, filed on April 15, 2021.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

The Company did not effect any sales of unregistered securities during the third quarter of fiscal 2021.

(b) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2021.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Lihua Sun	Chief Executive Officer	November 15, 2021
Lihua Sun	(Principal Executive Officer)

/s/ Xuewei Zhang	Chief Financial Officer	November 15, 2021
Xuewei Zhang	(Principal Financial and Accounting Officer)