Form 10-K
period 2021-12-31
JRSIS HEALTH CARE Corp
filed 2022-04-15
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12 b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting common stock held by non-affiliates computed by reference to the closing price as of the last business day of the quarterly period ended June 30, 2021 was $1,782,224.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were 18,628,569 shares of the registrant’s common stock outstanding.

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

Jiarun operates a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin. Jiarun also owns 100% of the equity in:

●	Harbin Jiarun Hospital Co., Ltd Nanjing Road Branch (“NRB Hospital”), which was incorporated in Harbin City, Heilongjiang, Province, China in October 2017. NRB Hospital is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

●	Harbin Jiarun Hospital Co., Ltd 2nd Branch (“2nd Branch Hospital”), which was incorporated in Harbin City, Heilongjiang Province, China in November 2017. 2nd Branch Hospital is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

●	Harbin Jiarun Hospital Co., Ltd Harbin New District Branch (“New District Branch”), which was incorporated in Harbin City, Heilongjiang Province, China in April 2021. New District Branch is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

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

As is common in China, we generate revenues from both the provision of patient services and the sale of pharmaceuticals. These two areas respectively were responsible for 74% and 26% of our total revenues for the year ended December 31, 2021, and 74% and 26% of the total revenues for the year ended December 31, 2020.

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

Company	Content of cooperation
General Electric Medical Systems Trading Development (Shanghai) Co. Ltd	Supplier of Medical Equipment
Harbin Pharmaceutical Group Co. Ltd Pharmaceutical Branch	Supplier of Medicine
Zhejiang Di An Medical Equipment Co. Ltd	Supplier of Medical Equipment and reagent
Shanghai Pharmaceutical Science Park Xinhai Heilongjiang Pharmaceutical Co. Ltd	Supplier of Medicine
Sinopharm Holding Heilongjiang Co., Ltd.	Supplier of Medicine
Harbin Baoyue Medical Equipment Sales Co. Ltd	Supplier of Medical Equipment
Heilongjiang Yixiao Trading Co. Ltd	Supplier of Medical Equipment
Harbin Jujian Trading Co. Ltd	Supplier of Medical Equipment
Harbin Zhengda Longxiang Pharmaceutical Co. Ltd	Supplier of Medicine
Zhuhai Hejia Medical Equipment Co. Ltd	Supplier of Medical Equipment
Heilongjiang Di An Medical Laboratory Co. Ltd	Supplier of Medical Equipment and reagent
Harbin Pharmaceutical Group Co. Ltd New and Special Drugs Branch	Supplier of Medicine
Shenyang Hengpu Trade Co. Ltd	Supplier of Medical Equipment
Anguo City Changda Chinese Herbal Medicine Yinpian Co. Ltd	Supplier of Chinese Herbal Medicine
Linzhi Bayi Wulong Biotechnology Co. Ltd	Supplier of Medicine
Henan Heying Medical Instrument Co. Ltd	Supplier of Medical Equipment
Anhui Iishantang Chinese Medicine Technology Co. Ltd	Supplier of Chinese Herbal Medicine

Competition

We compete with two government-owned hospitals in the city of Harbin. We believe that we will be able to effectively compete with them because we:

●	Employ extensive marketing tactics to reach a large segment of customers, such as our special “Mobile clinics free medical service” program, which provides free medical services to the Jiarun Hospital community and neighboring towns, thus providing an expanded customer base and expanding the influence of the marketing plan;

●	Provide advanced medical facilities and comfortable environments;

●	Maintain the highest level of professional healthcare; and

●	Offer competitive prices for medical treatment and drugs and medications

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

Healthcare providers in China are required to comply with many laws and regulations at the national and local government levels. These laws and regulations include the following:

●	We must register with and maintain an operating license from the local Administration of Health. We are subject to review by the local Administration of Health at an annual inspection.

●	Personnel and employees directly performing medical services in medical institutions are required to obtain qualification certificates.

●	Pursuant to the Interim Provisions on the Administration of Medical Examinations, or the Medical Examination provisions, issued in August 2009 by the NHFPC, the NHFPC or its local branches are responsible for the regulation of medical examination activities. Medical institutions that plan to operate medical examination businesses should apply to the NHFPC or its local branches for the approval of such medical examination business and register such business with the NHFPC or its local branches by including the business in their medical institution practicing licenses.

●	Pursuant to the Rules on Administration of Radiation-related Diagnose and Treatment issued in January 2006 by the NHFPC, medical institutions that plan to conduct radiation-related diagnosis and treatment businesses should apply to the NHFPC or its local branches and obtain radiation-related diagnosis and treatment licenses. JRSS, which engages in radiation-related diagnosis and treatment business, has obtained radiation-related diagnosis and treatment licenses.

●	All waste materials from our hospital must be properly collected, sterilized, deposited, transported and disposed of. We are required to keep records of the origin, type and amount of all waste materials generated by our hospital.

●	We must have at least 20 beds and at least 14 medical professionals on staff, including three doctors and five nurses.

●	We must establish and follow protocols to prevent medical malpractice. The protocols require us to:

○	insure that patients are adequately informed before they consent to medical operations or procedures;

○	maintain complete medical records which are available for review by the patient, physicians and the courts;

○	voluntarily report any event of malpractice to a local government agency;

○	support the medical services we provide in any administrative investigation or litigation.

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

Insurance

Insurance companies in China offer limited business insurance products. Therefore we do not maintain either business liability insurance or medical malpractice insurance. While business liability and medical malpractice insurance is available to a limited extent in China, we have determined that the risks, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to purchase such insurance. Product or medical malpractice liability or uninsured damage to any of our medical centers or the medical equipment in our medical centers could result in significant disruption to the operation of our medical centers and result in a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of December 31, 2021, we had 963 employees, consisting of 745 doctors and nurses and a drug management staff of 25, who are supported by 193 non-medical employees. None of our employees are represented by a labor union or similar collective bargaining organization.

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

Our bylaws provide that we will indemnify and hold harmless our officers and directors against claims arising from our activities to the maximum extent permitted by the corporation laws of the State of Florida. If we were called upon to perform under our indemnification agreement, then the portion of our assets expended for such purpose would reduce the amount otherwise available for our business. We have no executed indemnification agreement.

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

We conduct our business in Renminbi (“RMB”), thus our functional currency is the RMB, while our reporting currency is the U.S. dollar. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, the political situation as well as economic policies and conditions. There remains significant international pressure on the significant appreciation of the RMB against the U.S. dollar. Since our future revenues will be denominated in currencies other than the United States dollar, we will be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

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

Junsheng Zhang, the Chairman of the Board of JRSIS Health Care Corporation, owns 71.89% of the Company’s outstanding common stock. As a result, Mr. Zhang will have significant influence to:

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

Our Board of Directors is authorized to issue up to 100,000,000 shares of common stock, of which 18,628,569 shares are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring, or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

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

The audit report included in this annual report on Form 10-K is prepared by auditors who are not currently inspected by the Public Company Accounting Oversight Board and, as such, our stockholders are deprived of the benefits of such inspection and our common stock is subject to delisting from the U.S. Stock Exchange in the future.

As an auditor of companies that are publicly traded in the United States and a firm registered with the Public Company Accounting Oversight Board (“PCAOB”), our independent registered public accounting firm is required under the laws of the United States to undergo regular inspections by the PCAOB. However, because substantially all of our operations are conducted within China, our independent registered public accounting firm’s audit documentation related to their audit report included in this annual report on Form 10-K is located in China. The PCAOB is currently unable to conduct full inspections in China or review audit documentation located within China without the approval of Chinese authorities, which has not been granted. Accordingly, the PCAOB has not inspected our independent registered public accounting firm or reviewed documentation related to the audit of our financial statements.

Inspections of other auditors conducted by the PCAOB outside of China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from evaluating our auditor’s audits and its quality control procedures. As a result, our stockholders do not have the benefit of PCAOB inspections, and may lose confidence in our reported financial information and procedures and the quality of our financial statements.

On December 18, 2020, the Holding Foreign Companies Accountable Act (the “Act”) was signed into law. The Act requires the SEC to prohibit the securities of any “covered issuer,” including the Company, from being traded on any of the U.S. securities exchanges, including the New York Stock Exchange, or traded “over-the-counter,” if the auditor of the covered issuer’s financial statements is not subject to PCAOB inspection for three consecutive years, beginning in 2021. On December 2, 2021, the SEC adopted final rules implementing the Act, pursuant to which the SEC will identify companies subject to the Act, known as “Commission-Identified Issuers,” as early as possible after the filing of their next annual report, and implement the trading prohibition as soon as practicable after they have been conclusively identified as Commission-Identified Issuers for three consecutive years. Under these rules, the Company may be identified as a Commission-Identified Issuer after the date of this Form 10-K.

On June 22, 2021, the U.S. Senate passed a bill which, if also passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required to trigger the trading prohibition under the Act from three years to two (the “Senate Proposed Act Amendment”). On February 4, 2022, the U.S. House of Representatives passed a larger bill containing provisions identical to the Senate Proposed Act Amendment which, if also passed by the U.S. Senate and signed into law, would have the same effect (the “House Proposed Act Amendment”).

Unless the Act is amended to exclude the Company or the PCAOB is able to conduct a full inspection of our independent registered public accounting firm’s audit documentation related to their audit reports during the required timeframe, which is subject to a variety of factors outside our control including the approval of Chinese authorities, then our common stock will be delisted from the United States stock trading platforms in early 2024 or, if the House Proposed Act Amendment or Senate Proposed Act AmendmeUnited States stock trading platforms in nt becomes law, in early 2023. Such delisting would limit the liquidity of our common stock and our access to U.S. capital markets, and as a result the market price of our common stock could be materially adversely affected.

Our shares will be prohibited from trading in the United States under the HFCA Act in 2024 if the PCAOB is unable to inspect or fully investigate auditors located in Hong Kong, or as early as 2023 if proposed changes to the law are enacted. The delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The Holding Foreign Companies Accountable (“HFCA”) Act, which was signed into law on December 18, 2020, states that if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. The PCAOB identified our auditor as one of the registered public accounting firms that the PCAOB is unable to inspect or investigate completely. After we file this annual report on Form 10-K, we may be identified by the SEC under the HFCA Act as having filed audit reports issued by a registered public accounting firm that cannot be inspected or investigated completely by the PCAOB.

Whether the PCAOB will be able to conduct inspections of our auditor before the issuance of our financial statements on Form 10-K for the year ending December 31, 2023 which is due by March 30, 2024, or at all, is subject to substantial uncertainty and depends on a number of factors out of our and our auditor’s control. If our shares are prohibited from trading in the United States, the impact on the market for our shares outside the United States is highly uncertain, and there is no certainty we will be able to list on any non-U.S. exchange to facilitate the trading in our securities. Such a prohibition would substantially impair your ability to sell or purchase our shares when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our shares. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

On June 22, 2021, the U.S. Senate passed a bill which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. On February 4, 2022, the U.S. House of Representatives passed a bill which contained, among other things, an identical provision. If this provision is enacted into law and the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act is reduced from three years to two, then our shares could be prohibited from trading in the United States as early as 2023.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Jiarun Hospital leases our hospital complex from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, the Chairman of our Board of Directors. The Lease was made in 2014 for a term of thirty years. Both parties agreed for the Hospital to pay 3 million RMB (US$471,787) as a deposit at the execution of the Leasing Agreement, which will be deducted from the final rental settlement. The Lease calls for an annual rent of RMB7,000,000 (US$1,100,837) to be prepaid at the start of each year. The annual rental was determined by amortizing the fair market value of the complex and applying an interest rate or 6.55% per annum, which was the benchmark interest rate announced by The People’s Bank of China. After the completion of all payments, the ownership of the leased property will be transferred to Jiarun.

In August 2017 JRSS leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from August 2017, JRSS is committed to make lease payments of approximately $41,607 per year for 5 years. This office is used for outpatient services by 2nd Branch Hospital.

In December 2017 JRSS leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from December 2017, JRSS is committed to make lease payments of approximately $68,128 per year for 5 years. This office is used by 1st Branch Company. In October 2019 JRSS updated this operating lease agreements to expand the operating area for the remain lease period, under terms of the new lease agreement, from October 2019, JRSS is committed to lease expense payments of approximately $193,433 per year for 3 years. This office is used for the operations of Nanjing Road Branch.

In January 2021 JRSS leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from January 2021, JRSS is committed to lease expense payments of approximately $864,943 per year for 10 years. This office is used for the operations of the New District Branch.

In June 2021 JRSS leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from July 2021, JRSS is committed to lease expense payments of approximately $125,810 per year for 3 years. This office is used for the operations of the New District Branch.

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

Holders of Securities

As of the date of filing of this report, we had 133 shareholders of record and 18,628,569 outstanding shares of common stock, par value $0.001.

There are currently effective prospectuses that will permit the public resale of 4,860,169 shares of our common stock now held by shareholders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Sales of Unregistered Securities

The Company did not effect any unregistered sales of equity securities during the quarter ended December 31, 2021.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2021.

Item 6. [Reserved]

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

Critical Accounting Policies and Management Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the year ended December 31, 2021, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results, as follows:

●	The determination, as set forth in Note 3 to our Financial Statements, that the $10,934,280 balance in accounts receivable as of December 31, 2021 warranted an allowance for doubtful accounts of $3,390,247. The determination was based on our review of the statement from Harbin Medical Insurance Management Center, Generally, the Center sets for each hospital an insurance claim limit, even though the hospital is not permitted to refuse to receive patients. If the hospital receive too many patients, it will exceed the claim limit, and record an excess insurance claim. The Center will pay part of the excess insurance claim from an insurance regulatory fund that is shared among all local hospital that have excess insurance claims, but full reimbursement is not assured. In accordance with the principle of prudence, the Company made a determination that any excess insurance claim outstanding for more than two years without reimbursement should be treated as a doubtful account. As of December 31, 2021, the amount of excess insurance claims aged over two years without reimbursement was $3,390,247, which was treated as a bad debt.

●	The determination to record depreciation of our principal medical property and equipment over an average useful life of approximately twenty years. (A quantification of that depreciation is set forth in Note 6 to our Financial Statements.) The determination was based primarily on our expectation that the useful life of our hospital facilities would exceed thirty years, based on the experience of comparable facilities in our location.

Results of Operations for the Years Ended December 31, 2021 and 2020

The following table shows key components of the results of operations during the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,		Change
	2021	2020	$	%
Revenue:
Medicine	$11,506,041	$9,400,113	$2,105,928	22%
Patient services	32,885,130	26,306,084	6,579,046	25%
Total revenue	44,391,171	35,706,197	8,684,974	24%
Operating costs and expenses:
Cost of medicine sold	9,094,776	6,796,711	2,298,065	34%
Medical consumables	11,103,377	8,338,807	2,764,570	33%
Salaries and benefits	11,871,813	8,374,223	3,497,590	42%
Office supplies	1,201,472	1,630,623	(429,151)	(26%)
Vehicle expenses	328,341	233,720	94,621	40%
Utilities expenses	704,658	624,352	80,306	13%
Rentals and leases	1,155,662	223,949	931,713	416%
Advertising and promotion expenses	35,817	130,246	(94,429)	(73%)
Interest expense	1,381,761	1,137,445	244,316	21%
Professional fee	97,701	109,562	(11,861)	(11%)
Convertible notes expense	-	(322,363)	322,363	(100%)
Warrant expense	(1,142)	139,467	(140,609)	(101%)
Depreciation	3,313,827	2,696,065	617,762	23%
Total operating costs and expenses	40,288,063	30,112,807	10,175,256	34%
Earnings from operations before other income and income taxes	4,103,108	5,593,390	1,490,282	(27%)
Other income(expenses)	266,957	(396,497)	633,454	(167%)
Earnings from operations before income taxes	4,370,065	5,196,893	(826,828)	(16%)
Income tax	1,181,120	1,369,615	(188,495)	(14%)
Net income	3,188,945	3,827,278	(638,333)	(17%)

Other comprehensive income:
Foreign currency translation adjustment	931,382	1,611,738	(680,356)	(42%)
Comprehensive income	$4,120,327	$5,439,016	$(1,318,689)	(24%)

Revenue

Operating revenue for the year ended December 31, 2021, which resulted primarily from medicine (i.e. pharmaceuticals) revenue and patient services revenue, was $44,391,171, an increase of 24% as compared with the operating revenue of $35,706,197 for the year ended December 31, 2020. Revenue from the sale of medicine increased by 22%, while revenue from provision of patient services grew by 25%. The increase in patient service revenue occurred despite the fact that the number of treated inpatients increased by only 2% to 14,960 patients, 311 more than the 14,649 patients treated in 2020. The primary reason for the increase in per patient revenue was the fact that in 2020, due to COVID restrictions, patient treatment was often restricted to emergency and critical treatments.

Operating costs and expenses

Total operating costs and expenses were $40,288,063 for the year ended December 31, 2021, an increase of $10,175,256 or 34% as compared to $30,112,807 for 2020. Since revenue increased by only 24% year-to-year, the 34% increase in operating costs and expenses resulted in a 27% reduction in operating income. The primary components of the $10,175,256 increase in costs and expenses were:

●	$2,298,065 increase in the cost of medicine. As our sales of medicine increased by 22%, the cost of the medicine sold increased by 34%. The increase was attributable to both Western medicine and Chinese traditional medicines.

●	$2,764,570 increase in the cost of medical consumables. Medical consumables mainly consist of materials expenses, medical repair expenses and test reagents. The largest component of the increase was the increase in inspection expenses of $1,078,426.

●	$3,497,590 increase in salaries and benefits, reflecting a $2,717,195 increase in salaries, and a $760,921 increase in social insurance expense. This 42% increase in our labor costs was primarily caused by the revenue increase attributable to the hospitals, as we incurred labor costs in preparation for full scale operations of our new branch hospitals.

●	$931,713 increase in rentals and lease expenses, primarily caused by our lease of a new building for our New District Branch during 2021.

●	$617,762 increase in depreciation and amortization. This increase occurred because we added $5,350,965 in property and equipment during 2021, which led to a 23% increase in depreciation during 2021.

After taking these factors into account, we reported $4,103,108 in Earnings from Operations during 2021, compared to $5,593,390 during 2020, which represented a 34% decrease.

Other Income (expenses)

After taking other income (expenses) into account, the Company recorded Earnings before Income Taxes of $4,370,065 in 2021, a decrease of $826,828 or 16% from Earnings before Income Taxes recorded in 2020.

Income taxes

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

The following table shows the components of the allowance for PRC income tax recorded for 2021:

Amounts

Income tax expense	$447,309
Income tax: 2021 deferred	733,811
Tax expense from continuing operation	$1,181,120

Amounts
Reconciliation:
Income tax at statutory rate	$1,181,120
Tax expense from continuing operation	$1,181,120

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed for purchases of equipment on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2021 the Company purchased Eligible Equipment for RMB27.75 million, which produced $733,811 in deferred income tax, representing the difference between PRC tax treatment and GAAP treatment of taxation arising from equipment acquisition.

Net Income

After deducting other income and expenses as well as the provision for income tax, the Company’s net income for the year ended December 31, 2021 was $3,188,945, representing a decrease of $638,333 or 17% from the $3,827,278 recorded for the year ended December 31, 2020. The decrease in net income for the year ended December 31, 2021 was primarily due to aforementioned changes in operating revenue and expenses.

Liquidity and Capital Resources

Our cash flows for the past two years are summarized below:

	The Year Ended December 31,
	2021	2020
Net cash provided by operating activities	8,233,016	10,643,017
Net cash used in investing activities	(5,500,437)	(8,271,723)
Net cash used in financing activities	(2,798,024)	(3,430,093)
Effect of exchange rate fluctuation on cash and cash equivalents	76,589	(67,503)
Net increase(decrease) in cash and cash equivalents	11,144	(1,126,302)
Cash and cash equivalents, beginning of period	844,827	1,971,129
Cash and cash equivalents, ending of period	$855,971	$844,827

As of December 31, 2021, the Company had $855,971 of cash and cash equivalents, an increase of $11,144 from our cash balance at December 31, 2020. The increase occurred because our operations during 2021 yielded $8,233,016 in cash.

Net Cash Provided by Operating Activities

The primary reasons that cash provided by operations so far exceeded our net income of $3,188,945 in 2021 were:

●	Our net income was reduced by a depreciation charge of $3,313,827 and a $1,381,761 accrual of interest.

●	We increased our accounts payable account by $5,237,579 while cash flow reduced by increase of accounts receivable account by $2,989,487 and prepayments and other current assets account by $2,155,321.

●	We increased our deferred tax payable account by $733,811 and accrued expenses and other current liabilities account by $325,365.

At the same time, despite the $8,233,016 in cash provided by operations, our balance sheet at December 31, 2021 showed a working capital deficit of $3,733,571, representing a decrease of $143,840 from our working capital deficit at December 31, 2020. The primary reason that the cash provided by operations did not significantly improve our working capital was that the greater portion of it was applied to facility costs.

Cash flow from operating activities during the year ended of December 31, 2021substantially exceeded net income, primarily because of an increase in the Company’s accounts payable balance by $5,237,579 and an increase in the deferred tax payable balance by $733,811. These items do not necessarily represent patterns that will be repeated: the Company’s ability to defer satisfaction of its payables without injuring its relations with vendors is limited; the surge in 2021 revenue leading to decreased deposits received by $95,809 reflects in part delivery of medical procedures that were delayed by the pandemic. The Company’s ability to generate positive cash flow from operating activities during the year of 2021 despite the increment in its profitability may not be replicable in the future operation.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $5,500,437, compared to net cash used in investing activities of $8,271,723 for the year ended December 31, 2020. The decrease in cash used in investing activities for 2021 in comparison with 2020 was mainly due to a decrease of $2,305,437 in purchase of medical equipment and payment of construction in progress to $3,195,000 in 2021 from $8,271,723 in 2020.

Net Cash Used in Financing Activities

Net cash used in financing activities for the year ended December 31, 2021 was $2,798,024, as compared to net cash used in financing activities of $3,430,093 for the year ended December 31, 2020. The decrease in cash used in financing activities for 2021 was mainly due to the reduction in payments on capital lease obligations to $4,047,244, and interest expenses $1,381,761 while increment on proceeds from finance lease $2,488,411 in 2021 from same items reduction in $4,387,588 and $1,137,445 while increment on $2,272,053 in 2020.

Although our current resources and cash flows are adequate to pay our current ongoing obligations, we anticipate that future liquidity requirements will arise from the need to fund our growth and future capital expenditures. The primary sources of funding for such growth requirements are expected to be additional funds raised from the sale of equity and/or debt financing. However, we can provide no assurances that we will be able to obtain additional financing on terms satisfactory to us.

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

To: the Board of Directors and Stockholders of

JRSIS Health Care Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JRSIS Health Care Corporation and subsidiaries (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, change in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of JRSIS Health Care Corporation as of December 31, 2021and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of accounts receivable – and bad debt allowances

As described in Note 3 to the consolidated financial statements, substantially all of the Company’s accounts receivable are related to providing healthcare services to patients whose costs are primarily paid by central and provincial governmental authorities, managed health care plans, and related commercial insurance companies, and workers’ compensation and employer sponsored programs. As of December 31, 2021, the accounts receivable balance of the Company approximately totaled $10.9 million. The Company reports accounts receivable at an amount equal to the consideration that the management expects to be received in exchange for providing healthcare services to its patients, which is estimated using contractual provisions associated with specific facts and economic conditions, historical reimbursement rates, and an analysis of past reimbursement experience to estimate contractual allowances.

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

Hong Kong, China

April 15, 2022

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	December 31,	December 31,
	2021	2020

Assets
Current Assets:
Cash and cash equivalents	$855,971	$844,827
Accounts receivable, net	7,544,033	4,391,652
Inventories	1,771,158	1,458,217
Other receivables	83,685	64,836
Prepayments	2,812,156	625,922
Amount due from related parties	337,597	-
Deferred expenses	461,331	452,205
Deposits for capital leases-current portion	-	41,025
Total current assets	13,865,931	7,878,684
Construction in progress	3,240,774	-
Property and equipment, net	33,162,817	31,455,424
Long term deferred expenses	2,117,763	2,510,460
Deposits for capital leases	967,950	773,041
Right-of-use assets	22,337,517	16,187,280
Total assets	$75,692,752	$58,804,889

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$12,432,017	$6,687,544
Notes payable	629,050	856,490
Deposits received	3,894	98,386
Amount due to related parties	1,242	162,921
Other payable	68,438	57,573
Deferred tax payable	308,491	300,670
Tax payable	420,796	-
Payroll payable	1,058,618	1,127,845
Capital lease obligations - current portion	2,676,956	2,464,666
Total current liabilities	17,599,502	11,756,095
Warrant liabilities	7	1,149
Capital lease obligations	20,380,899	14,444,646
Deferred tax payable	3,993,209	3,162,037
Other capital lease payable	616,955	600,537
Total liabilities	$42,590,572	$29,964,464

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 18,628,569 and 18,246,331 issued and outstanding at December 31, 2021 and 2020, respectively	18,628	18,246
Additional Paid-in capital	23,381,121	23,240,075
Accumulated deficits	(1,877,296)	(4,109,557)
Other comprehensive income	545,449	(111,016)
Total shareholders’ equity of the Company	22,067,902	19,037,748
Non-controlling interest	11,034,278	9,802,677
Total shareholders’ equity	33,102,180	28,840,425
Total liabilities and shareholders’ equity	$75,692,752	$58,804,889

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2021	2020

Revenue:
Medicine	$11,506,041	$9,400,113
Patient services	32,885,130	26,306,084
Total revenue	44,391,171	35,706,197

Operating costs and expenses:
Cost of medicine sold	9,094,776	6,796,711
Medical consumables	11,103,377	8,338,807
Salaries and benefits	11,871,813	8,374,223
Office supplies	1,201,472	1,630,623
Vehicle expenses	328,341	233,720
Utilities expenses	704,658	624,352
Rentals and leases	1,155,662	223,949
Advertising and promotion expenses	35,817	130,246
Interest expense	1,381,761	1,137,445
Professional fee	97,701	109,562
Convertible notes expense	-	(322,363)
Warrant expense	(1,142)	139,467
Depreciation	3,313,827	2,696,065
Total operating costs and expenses	40,288,063	30,112,807
Earnings from operations before other income and income taxes	4,103,108	5,593,390
Other income (expenses)	266,957	(396,497)
Earnings from operations before income taxes	4,370,065	5,196,893
Income tax	1,181,120	1,369,615
Net income	3,188,945	3,827,278
Less: net income attributable to non-controlling interests	956,684	1,148,183
Net income attributable to the Company	$2,232,261	$2,679,095
Other comprehensive income:

Foreign currency translation adjustment attributable to non-controlling interests	274,917	485,881
Foreign currency translation adjustment attributable to the Company	656,465	1,125,857
Comprehensive income	$4,120,327	$5,439,016
Less: Comprehensive income attributable to non-controlling interests	1,231,601	1,634,064
Comprehensive income attributable to the Company	$2,888,726	$3,804,952
Basic earnings per share	$0.1210	$0.1483
Diluted earnings per share	0.1196	0.1466
Weighted average number of shares outstanding (Basic)	18,451,588	18,060,070
Weighted average number of shares outstanding (Diluted)	18,661,588	18,270,070

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Accumulated	Other comprehensive	Additional paid-in	Non-Controlling	Total Shareholders’
	Quantity	Amount	Deficits	income	capital	Interest	equity
Balance at December 31, 2019	17,975,999	$17,976	$(6,788,652)	$(1,236,873)	$22,825,787	$8,168,613	$22,986,851
Net income	-	-	2,679,095	-	-	1,148,183	3,827,278
Shares issued	270,332	270	-	-	414,288	-	414,558
Foreign currency translation adjustment	-	-	-	1,125,857	-	485,881	1,611,738)
Balance at December 31, 2020	18,246,331	$18,246	$(4,109,557)	$(111,016)	$23,240,075	$9,802,677	$28,840,425
Net income	-	-	2,232,261	-	-	956,684	3,188,945
Shares issued	382,238	382	-	-	141,046	-	141,428
Foreign currency translation adjustment	-	-	-	656,465	-	274,917	931,382
Balance at December 31, 2021	18,628,569	$18,628	$(1,877,296)	$545,449	$23,381,121	$11,034,278	$33,102,180

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$3,188,945	$3,827,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,313,827	2,696,065
Interest	1,381,761	1,137,445
Loss on disposal of fixed assets	22,094	-
Convertible notes expense	-	(322,363)
Warrant expense	(1,142)	139,467
Changes in operating assets and liabilities:
Accounts receivable, net	(2,989,487)	492,436
Inventories	(269,217)	(310,690)
Amount due from related parties	(295,633)	56,394
Prepayments and other current assets	(2,155,321)	740,010
Accounts payable	5,237,579	2,802,124
Amount due to related parties	(163,757)	(1,732,803)
Deferred tax payable	733,811	1,369,615
Deposits received	(95,809)	71,508
Accrued expenses and other current liabilities	325,365	(323,469)
Net cash provided by operating activities	8,233,016	10,643,017

Cash Flows From Investing Activities
Purchases of fixed assets	(2,305,437)	(8,271,723)
Prepayment Construction in progress	(3,195,000)	-
Net cash used in investing activities	(5,500,437)	(8,271,723)

Cash Flows From Financing Activities
Interest expenses	(1,381,761)	(1,137,445)
Payments on capital lease obligation	(4,047,244)	(4,387,588)
Derivative financial instruments	1,142	(591,671)
Non-cash issuance of common stock	141,428	414,558
Proceeds from finance lease	2,488,411	2,272,053
Net cash used in financing activities	(2,798,024)	(3,430,093)

Effect of exchange rate fluctuation on cash and cash equivalents	76,589	(67,503)
Net increase (decrease) in cash and cash equivalents	11,144	(1,126,302)

Cash and cash equivalents, beginning of period	844,827	1,971,129
Cash and cash equivalents, ending of period	$855,971	$844,827

Supplemental disclosure of cash flow information
Cash paid for income taxes	25,275	-
Cash paid for interest	(1,381,761)	(1,137,445)

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

Jiarun is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin. Jiarun also owns 100% of the equity in:

●	Harbin Jiarun Hospital Co., Ltd Nanjing Road Branch (“NRB Hospital”), a hospital branch of Jiarun, incorporated in Harbin City of Heilongjiang, China in October 2017. NRB hospital is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

●	Harbin Jiarun Hospital Co., Ltd 2nd Branch (“2nd Branch Hospital”), a second hospital branch of Jiarun, incorporated in Harbin City of Heilongjiang, China in November 2017. 2nd Branch Hospital is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

●	Harbin Jiarun Hospital Co., Ltd Harbin New District Branch (“New District Branch”), which was incorporated in Harbin City, Heilongjiang Province, China in April 2021. New District Branch is a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

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

The exchange rates used for foreign currency translation are as follows:

For the Year Ended December 31,
		2021	2020
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.3588 / 7.7971	6.5326 / 7.7527
Revenue and expenses	period average	6.4499 / 7.7723	6.6020 / 7.7561

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the years ended December 31, 2021 and 2020, no customer accounted for more than 10% of net revenue. As of December 31, 2021 and 2020, four and three customers accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2021
	2021	Level 1	Level 2	Level 3
Warrant liability	$7	$-	$-	$7

A summary of changes in Warrant liability for the period ended December 31, 2021 was as follows:

Balance at January 1, 2020	$1,149
Change in fair value of warrant liability	(1,142)
Balance at December 31, 2021	7

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of the outstanding warrants was calculated using the Binomial Option Pricing Model with the following assumptions at inception and on subsequent valuation date:

December 31, 2021
Warrants	Auctus
Market price per share (USD/share)	$0.2275
Exercise price (USD/share)	0.60
Risk free rate	0.379%
Dividend yield	-
Expected term/Contractual life (years)	0.58
Expected volatility	41.06%

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. ACCOUNTS RECEIVABLE, NET

	December 31
	2021	2020
Accounts receivable	$10,934,280	$7,691,679
Less: allowance for doubtful debts	3,390,247	3,300,027
	$7,544,033	$4,391,652

The Company recorded $nil and $389,940 in bad debts in other income(expense) during the years ended December 31, 2021 and 2020. The increase in our allowance for doubtful debts represents unreimbursed excess insurance claims submitted by the Company to the Harbin Medical Insurance Management Center more than two years ago.

NOTE 4. INVENTORIES

At December 31, 2021 and 2020, inventories consist of the following:

	December 31
	2021	2020
Western medicine	$830,422	$720,622
Chinese herbal medicine	202,274	32,840
Medical material	732,326	697,535
Other material	6,136	7,220
	$1,771,158	$1,458,217

NOTE 5. PREPAYMENT

At December 31, 2021 and 2020, prepayment consists of the following:

	December 31
	2021	2020
Deposits on medical equipment	$624,691	$173,438
Heating fees	184,765	78,356
Deposits on lease	1,936,367	-
Others	66,333	374,128
	$2,812,156	$625,922

NOTE 6. PROPERTY AND EQUIPMENT

At December 31, 2021 and 2020, property and equipment, at cost, consist of:

	December 31,
	2021	2020
Transportation equipment	$1,548,978	$1,263,860
Medical equipment	28,308,857	24,234,134
Electrical equipment	2,418,966	2,300,036
Office equipment and other	1,451,612	1,354,139
Buildings	28,908,532	28,139,226
Software	203,478	198,063
Total fixed assets at cost	62,840,423	57,489,458
Accumulated depreciation	(13,703,422)	(10,213,582)
Total fixed assets, net	$49,137,001	$47,275,876
Reclass to Right-of-use assets	(15,974,184)	(15,820,452)

Depreciation expense was $3,313,827 and $2,696,065 for the years ended December 31, 2021 and 2020, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. LONG TERM DEFERRED EXPENSES

On May 7, 2015, July 3, 2015 and October 16, 2015, Jiarun entered into three lease agreements to lease medical equipment from Hair Finance Leasing (China) Co., Ltd. (“Hair”), an unrelated third party, for a five-year period, in which Jiarun is required to pay a consulting fee to Hair for the services provided over the five years. During the year ended December 31, 2018, the Company paid approximately $1.7 million for the decoration of its outpatient building and the two Branch Hospitals. During the year ended December 31, 2020, the Company paid approximately $2.2 million for the decoration of its New District Branch hospital. The consulting and decoration fees paid but attributable to the current and subsequent accounting periods were accounted for as deferred expenses and long term deferred expenses.

The current portions of the prepaid consulting and decoration fees were recorded as deferred expenses of $461,331 and $452,205 as of December 31, 2021 and 2020. The long-term deferred expenses were $2,117,763 and $2,510,460 as of December 31, 2021 and 2020.

The Company recorded consulting fees of $nil and $36,546, and decoration fees of $458,006 and $447,457 for the year ended December 31, 2021 and 2020, respectively.

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

The leasing agreement for our hospital building contains the following provisions:

●	Rental payments of RMB7,000,000 (equivalent to $1,100,837) per year, payable at the beginning of September.

●	An option allowing the lessor to extend the lease for thirty years beyond the last renewal option exercised by the Company.

●	A guarantee by the Company that the lessor will realize $nil from selling the asset at the expiration of the lease. This lease is a capital lease because its term (30 years) exceeds 75% of the building’s estimated economic life. In addition, the present value ($15,185,032) of the minimum lease payments exceeds 90% of the fair value of the building ($15,721,295).

●	Accumulated annual amounts resulting from applying an interest rate of 6.55% to the balance of the lease obligation at the beginning of each year. The lease obligation is increased by the amount of the prior year’s interest, the amount of the net rental payment at the beginning of each year; and this amount represents the guaranteed residual value at the end of the lease term.

On May 7, 2015, July 3, 2015, October 16, 2015, April 6, 2016, November 25, 2016, April 5, 2017, May 25, 2019 and Jiarun entered into several lease agreements to lease medical equipment and an elevator from three lease finance companies, which are all unrelated third parties, for three to five-year periods, in which Jiarun is required to make monthly or quarterly payments toward the leases. The Company was also required to pay deposits up front, which deposits will later be offset against the last quarterly payment. The medical equipment and elevator will be transferred to Jiarun upon the completion of the agreement.

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

On June 16, 2021 Jiarun entered into a finance lease agreement for the acquisition of medical equipment from GE with a net value of $2,524,061.

Operating lease

In August 2017 JRSS leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from August 2017, JRSS is committed to make lease payments of approximately $41,607 per year for 5 years. This office is used for outpatient services by 2nd Branch Hospital.

In December 2017 JRSS leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from December 2017, JRSS is committed to make lease payments of approximately $68,128 per year for 5 years. This office is used by 1st Branch Company. In October 2019 JRSS updated this operating lease agreements to expand the operating area for the remain lease period, under terms of the new lease agreement, from October 2019, JRSS is committed to lease expense payments of approximately $193,433 per year for 3 years. This office is used for the operations of Nanjing Road Branch.

In January 2021 JRSS leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from January 2021, JRSS is committed to lease expense payments of approximately $864,943 per year for 10 years. This office is used for the operations of the New District Branch.

In June 2021 JRSS leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from July 2021, JRSS is committed to lease expense payments of approximately $125,810 per year for 3 years. This office is used for the operations of the New District Branch.

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company’s accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $22.34 million and $23.06 million, respectively, as of December 31, 2021.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

As of December 31, 2021, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

December 31, 2021
Assets
Operating lease assets	$6,363,333
Finance lease assets	15,974,184
Total	$22,337,517
Liabilities
Current
Operating lease liabilities	812,843
Finance lease liabilities	1,864,113
Long-term
Operating lease liabilities	5,550,490
Finance lease liabilities	14,830,409
Total	$23,057,855

The future minimum lease payments for annual capital lease obligation as of December 31, 2021 are as follows:

Year	Amounts
2022	$1,864,113
2023	1,942,380
2024	858,951
Thereafter	12,029,078
Total	$16,694,522

The Company recorded finance interest lease fees of $1,131,153 and $1,071,804 for the year ended December 31, 2021 and 2020.

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2022	812,843
2023	683,327
2024	643,421
Thereafter	4,223,742
Total	6,363,333

The Company recorded operating lease expense of $1,155,662 and $223,949 for the years ended December 31, 2021 and 2020.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

At December 31, 2021 right-of-use assets consist of:

	December 31, 2021
	Operating leases	Finance leases	Total
Lease assets	$7,145,240	$16,870,036	$24,015,276
Accumulated amortization	(781,907)	(895,852)	(1,677,759)
Total right-of-use assets, net	$6,363,333	$15,974,184	$22,337,517

The Company recorded finance lease amortization expense of $895,852 and $1,116,430 in depreciation and amortization for the year ended December 31, 2021 and 2020 respectively. For the year ended December 31, 2021, the amount of depreciation and amortization was $3,313,827, which included general property and equipment depreciation of $2,414,963.

The Company recorded operating lease expense of $1,155,662 and $223,949 for the years ended December 31, 2021 and 2020, including operating lease amortization expense of $781,907 and $192,779 for the years ended December 31, 2021 and 2020, respectively.

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

In January 2020 the Company issued 38,322 shares of common stock to Labrys Fund, LP in full satisfaction of its warrant. At December 31, 2021, the Company marked to market the fair value of the Auctus Fund warrant liability and determined a fair value of $7. The Company recorded an income(loss) from issuance expense and change in fair value of warrant liability of $1,142 and $(139,467) for the year ended December 31, 2021. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 41.06%, (3) weighted average risk-free interest rate of 0.379%, (4) expected life of 0.58 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

NOTE 10. NON-CONTROLLING INTERESTS

Jiarun is the Company’s majority-owned subsidiary, which is consolidated in the Company’s financial statements with a non-controlling interest (NCI) recognized. The Company held a 70% interest in Jiarun as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020 NCI in the consolidated balance sheet was $11,034,278 and $9,802,677, respectively. For the year ended December 31, 2021, the comprehensive income attributable to shareholders’ equity and NCI is $2,888,726 and $1,231,601, respectively. For the year ended December 31, 2020, the comprehensive income attributable to shareholders’ equity and NCIs is $3,804,952 and $1,634,064, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 11. REVENUE

The Company’s revenue consists of medicine sales and patient care revenue.

	For the Year Ended December 31,
	2021	2020
Medicine:
Western medicine	$9,040,020	$7,239,395
Chinese medicine	956,497	864,533
Herbal medicine	1,509,524	1,296,185
Total medicine	$11,506,041	$9,400,113

Patient services:
Medical consulting	$14,125,638	$12,619,561
Medical treatment	17,511,450	12,287,228
Others	1,248,042	1,399,295
Total patient services	$32,885,130	$26,306,084

	$44,391,171	$35,706,197

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

The following table shows the components of the allowance for US income tax recorded for 2021:

Amounts
Loss before income tax	$(104,777)
Tax rate at 21%	(22,003)
Disallowed tax losses	22,003
Income tax expense	$-

BVI

JHCL was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income tax.

Hong Kong

Runteng was incorporated in Hong Kong and is subject to Hong Kong profits tax. Runteng is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%.

The following table shows the components of the allowance for Hong Kong income tax recorded for 2021:

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

The following table shows the components of the allowance for PRC income tax recorded for 2021:

Amounts

Income tax expense	$447,309
Income tax: 2021 deferred	733,811
Tax expense from continuing operation	$1,181,120

Amounts
Reconciliation:
Income tax at statutory rate	$1,181,120
Tax expense from continuing operation	$1,181,120

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed for purchases of equipment on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in 2021 the Company purchased Eligible Equipment for RMB27.75 million, which produced $733,811 in deferred income tax, representing the difference between PRC tax treatment and GAAP treatment of taxation arising from equipment acquisition.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. RELATED PARTY TRANSACTIONS (Continued)

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2021	2020
Harbin Baiyi Real Estate Development Co., Ltd,	$337,519	$-
Heilongjiang Province Runjia Medical Equipment Co., Ltd	78	-
	$337,597	$-

Amount due from Baiyi mainly represented the deposit for the new hospital New District Branch building decoration. The Company had paid a deposit of $337,519 in 2021.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2021	2020
Harbin Jiarun Pharmacy Co., Ltd	$952	$33,624
Heilongjiang Province Runjia Medical Equipment Co., Ltd	-	1,761
Jiarun Super Market Co., Ltd.	290	282
Harbin Baiyi Real Estate Development Co., Ltd	-	114,584
Junsheng Zhang	-	12,670
	$1,242	$162,921

Amount due to Harbin Jiarun Pharmacy Co., Ltd., Jiarun Super Market Co., Ltd.. And Heilongjiang Province Runjia Medical Equipment Company Limited were mainly the balance due for purchase of medicine and medical material from these four companies.

Amount due to Baiyi mainly represented the debt for the inpatient and outpatient building extension decoration and beauty center decoration in 2020.

Amounts due to Junsheng Zhang represented amounts paid by Mr. Zhang for the daily operation of the company.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 13. RELATED PARTY TRANSACTIONS (Continued)

Related parties’ transactions

Purchase of medicine, medical material and decoration service from related parties consisted of the following for the periods indicated:

	For the Year ended December 31,
Name of related parties	2021	2020
Harbin Jiarun Pharmacy Co., Ltd	$15,541	$33,624
Harbin Baiyi Real Estate Development Co., Ltd	465,892	-
Heilongjiang Province Runjia Medical Equipment Co., Ltd	189	-
Jiarun Super Market Co., Ltd.	140	282
	$481,762	$33,906

Deposits for capital leases and capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease its hospital complex from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of December 31, 2021, the Company had deposits for capital leases and capital lease obligations of $471,787 and $13,182,148, respectively. As of December 31, 2020, the Company had deposits for capital leases and capital lease obligations of $459,232 and $12,831,348, respectively.

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

	December 31
	2021	2020
Numerator:
Net income available to common stockholders	$2,232,261	$2,679,095
Denominator:
Basic weighted-average number of shares outstanding	18,451,588	18,060,070
Diluted weighted-average number of shares outstanding	18,661,588	18,270,070
Net income per share:
Basic	$0.1210	$0.1483
Diluted	0.1196	0.1466

NOTE 15. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of December 31, 2021 and 2020.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of December 31, 2021and 2020.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 16. COMMON STOCK

During the second quarter of 2021, the Company issued 382,238 shares to Auctus Fund, LLC. The shares were issued upon conversion by Auctus Fund of debt arising under the Promissory Note Auctus Fund purchased from the Company in July 2019. The sale was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

NOTE 17. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a $1,877,296 negative retained earnings or accumulated deficit as of December 31, 2021; in addition, the Company’s total current liabilities exceeded its current assets by $3,733,571. These factors raised substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 as a result of the material weaknesses discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. Management determined that the following material weakness in our internal control over financial reporting.

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

Management believes the measures described above and others that will be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. We expect these remedial actions and/or other actions related to this material weakness to be effectively implemented in 2022 in order to successfully remediate the material weakness reported within this Form 10-K by December 31, 2022.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position	Director Since
Junsheng Zhang	56	President, Chairman of the Board and Director	2013
Lihua Sun	53	Chief Executive Officer and Director	2013
Xuewei Zhang	34	Chief Financial Officer and Director	2013
Yanhui Xing	39	Director	2013
Yanming Zhang	25	Director	2018
Dianjun Mu	56	Director	2020
Suya Li	64	Chief Operating Officer	-

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

During the 2021 fiscal year, our Board of Directors had one meeting, including meetings that were held by means of a conference telephone call. The Board of Directors also acted by unanimous written consent on several occasions.

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

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer for services during the fiscal years ended December 31, 2021, 2020 and 2019. There was no executive officer to whom we paid or accrued amounts in excess of $100,000 as compensation for services during 2021.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Lihua Sun	2021	26,334	—	—	—	—	—	—	26,334
CEO/Director	2020	18,176	—	—	—	—	—	—	18,176
	2019	10,132	—	—	—	—	—	—	10,132

Amounts of compensation for 2021, 2020 and 2019, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

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

The percentage ownership information shown in the table below is calculated based on 18,628,569 shares of our common stock issued and outstanding.

Amount and
Nature of
Beneficial
Title of Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Junsheng Zhang	13,392,000	71.89%
	President, Chairman of the board.	Direct
Common Stock	Lihua Sun	-	-
CEO, Director
Common Stock	Xuewei Zhang	-	-
CFO, Director
Common Stock	Yanming Zhang	-	-
Independent Director
Common Stock	Yanhui Xing	2,400	0.01%
	Director	Direct
Common Stock	Dianjun Mu	-	-
Independent Director
Common Stock	All Officers and Directors as a Group (7 persons)	13,394,400	71.90%

As a result of the ownership by our Chairman of 71.90% of the outstanding shares, our Chairman will have significant influence to:

●	Elect or defeat the election of our directors;

●	Amend or prevent amendment of our articles of incorporation or bylaws;

●	Effect or prevent a merger, sale of assets or other corporate transaction; and

●	Determine the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to effect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholder.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions since the beginning of the 2021 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”), except as follows:

In 2013 our subsidiary, Jiarun, leased its hospital building complex from Harbin Baiyi Real Estate Development Co., Ltd., which is owned by Junsheng Zhang, the Company’s Chairman of the Board. Pursuant to the Lease, Jiarun paid Harbin Baiyi Real Estate Development Co., Ltd. a rental fee of RMB7,000,000 (US$1,100,837) in September 2021 for the period from that date through August 31, 2022.

During 2021 Jiarun purchased pharmaceuticals and medical equipment from companies owned by Junsheng Zhang, the Company’s Chairman of the Board. The aggregate purchase price accrued during 2021 was $140.

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

Item 14. Principal Accounting Fees and Services.

We were billed by our independent public accounting firm, Centurion ZD CPA & Co., for the following professional services it performed for us during the years ended December 31, 2021 and 2020 as set forth in the table below.

	Year Ended December 31,
	2021	2020
Audit fees	$84,000	$86,000
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

Item 15. Exhibits, Financial Statements Schedules

Name	Exhibit
3.1	Articles of Incorporation of Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant - filed as an exhibit to the Current Report on Form 8-K filed on September 6, 2018 and incorporated herein by reference.
3.5	Certificate of Incumbency on January 22, 2014 (1)
4.6	Description of Common Stock *
10.2	Financial Leasing Contract (1)
10.3	Agreement on Modification to Contract and Articles of Association (1)
10.4	Supplementary Description Terms for the Articles of Harbin Jiarun Hospital Co., Ltd (1)
10.5	Rent exemption Agreement (1)
10.6	The shareholder investment confirmation letter (1)
21	Subsidiaries of the Company *
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

(1)	Incorporated by reference to the same exhibit filed with our registration statement on Form S-1, as amended (File No. 333-194359).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION

Date: April 15, 2022	By:	/s/ Lihua Sun
Lihua Sun
Chief Executive Officer
Principal Executive Officer

Date: April 15, 2022	By:	/s/ Xuewei Zhang
Xuewei Zhang
Chief Financial Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Junsheng Zhang	President, Chairman of the Board and Director	April 15, 2022
Junsheng Zhang

/s/ Lihua Sun	Chief Executive Officer and Director	April 15, 2022
Lihua Sun

/s/ Xuewei Zhang	Chief Financial Officer and Director	April 15, 2022
Xuewei Zhang

/s/ Yanhui Xing	Director	April 15, 2022
Yanhui Xing

/s/ Yanming Zhang	Director	April 15, 2022
Yanming Zhang

/s/ Dianjun Mu	Director	April 15, 2022
Dianjun Mu