Form 10-Q
period 2022-03-31
JRSIS HEALTH CARE Corp
filed 2022-05-20
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-56013

JRSIS HEALTH CARE CORPORATION.

(Exact name of Registrant as specified in its charter)

Florida	46-4562047
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

No. 38 South Street

Hulan District, Harbin City,

Heilongjiang Province, China 150025

0086-451-56888933

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that can be expected for the year ended December 31, 2022.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	March 31,	December 31,
	2022	2021

Assets
Current Assets:
Cash and cash equivalents	$1,946,561	$855,971
Accounts receivable, net	8,433,932	7,544,033
Inventories	1,745,286	1,771,158
Other receivables	100,629	83,685
Prepayments	4,214,130	2,812,156
Amount due from related parties	314,792	337,597
Deferred expenses	398,820	461,331
Deposits for capital leases-current portion	-	-
Total current assets	17,154,150	13,865,931
Construction in progress	4,898,448	3,240,774
Property and equipment, net	34,378,671	33,162,817
Long term deferred expenses	2,064,658	2,117,763
Deposits for capital leases	970,346	967,950
Right-of-use assets	21,698,431	22,337,517
Total assets	$81,164,704	$75,692,752

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$14,369,264	$12,432,017
Notes payable	630,606	629,050
Deposits received	15,477	3,894
Amount due to related parties	37,434	1,242
Other payable	75,657	68,438
Deferred tax payable	422,568	308,491
Tax payable	966,693	420,796
Payroll payable	1,086,939	1,058,618
Capital lease obligations - current portion	2,672,013	2,676,956
Total current liabilities	20,276,651	17,599,502
Warrant liabilities	-	7
Capital lease obligations	20,046,333	20,380,899
Deferred tax payable	4,274,032	3,993,209
Other capital lease payable	618,482	616,955
Total liabilities	$45,215,498	$42,590,572

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 18,628,569 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	18,628	18,628
Additional Paid-in capital	23,381,121	23,381,121
Accumulated deficits	(30,125)	(1,877,296)
Other comprehensive income	694,556	545,449
Total shareholders’ equity of the Company	24,064,180	22,067,902
Non-controlling interest	11,885,026	11,034,278
Total shareholders’ equity	35,949,206	33,102,180
Total liabilities and shareholders’ equity	$81,164,704	$75,692,752

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue:
Pharmaceuticals	$4,029,770	$1,764,301
Patient services	11,589,641	5,561,933
Total revenue	15,619,411	7,326,234
Operating costs and expenses:
Cost of pharmaceuticals sold	3,330,910	1,351,156
Medical consumables	2,961,769	1,080,010
Salaries and benefits	3,408,406	2,259,143
Office supplies	327,860	247,418
Vehicle expenses	101,231	41,442
Utilities expenses	304,775	226,010
Operating leases expense	306,965	269,204
Advertising and promotion expenses	6,780	16,638
Interest expense	406,544	291,518
Professional fee	8,000	8,908
Convertible notes expense	-	-
Warrant expense	(7)	20,531
Depreciation and amortization	882,235	807,974
Total operating costs and expenses	12,045,468	6,619,952
Earnings from operations before other income and income taxes	3,573,943	706,282
Other income	(6,751)	(3,776)
Earnings from operations before income taxes	3,567,192	702,506
Income tax	928,376	206,584
Net income	2,638,816	495,922
Less: net income attributable to non-controlling interests	791,645	168,238
Net income attributable to the Company	$1,847,171	$327,684
Comprehensive income:
Foreign currency translation adjustment	208,210	(73,749)
Foreign currency translation adjustment attributable to non-controlling interests	59,103	(22,590)
Foreign currency translation adjustment attributable to the Company	149,107	(51,159)
Comprehensive income	$2,847,026	$422,173
Less: Comprehensive income attributable to non-controlling interests	850,748	145,648
Comprehensive income attributable to the Company	$1,996,278	$276,525
Basic earnings per share	$0.0992	$0.0180
Diluted earnings per share	$0.0981	$0.0178
Weighted average number of shares outstanding (Basic)	18,628,569	18,246,331
Weighted average number of shares outstanding (Diluted)	18,838,569	18,456,331

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2020	18,246,331	$18,246	$(4,109,557)	$(111,016)	$23,240,075	$9,802,677	$28,840,425
Net income	-	-	327,684	-	-	168,238	495,922
Foreign currency translation adjustment	-	-	-	(51,159)	-	(22,590)	(73,749)
Balance at March 31, 2021	18,246,331	18,246	(3,781,873)	(162,175)	23,240,075	9,948,325	29,262,598

Balance at December 31, 2021	18,628,569	$18,628	$(1,877,296)	$545,449	$23,381,121	$11,034,278	$33,102,180
Net income	-	-	1,847,171	-	-	791,645	2,638,816
Foreign currency translation adjustment	-	-	-	149,107	-	59,103	208,210
Balance at March 31, 2022	18,628,569	$18,628	$(30,125)	$694,556	$23,381,121	$11,885,026	$35,949,206

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$2,638,816	$495,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	882,235	807,974
Interest expense	406,544	291,518
Warrant expense	(7)	20,531
Changes in operating assets and liabilities:
Accounts receivable, net	(870,541)	(180,828)
Inventories	30,232	(348,077)
Amount due from related parties	27,227	(451,804)
Prepayments and other current assets	(1,410,638)	(315,602)
Accounts payable	1,905,118	1,150,129
Amount due to related parties	36,187	(85,879)
Deposits received	11,565	(98,591)
Payroll payable	25,681	(969,783)
Accrued expenses and other current liabilities	935,420	(48,424)
Net cash provided by operating activities	4,617,839	267,086

Cash Flows From Investing Activities
Purchases of property and equipment	(1,134,687)	(127,877)
Prepayment for property and equipment acquisition	-	(104,080)
Payment of Construction in progress	(1,648,354)	(64,145)
Net cash (used in) investing activities	(2,783,041)	(296,102)

Cash Flows From Financing Activities
Payments of finance lease obligations	(460,964)	(108,718)
Interest expense	(406,544)	(291,518)
Derivative financial instruments	(7)	-
Net cash (used in) financing activities	(867,501)	(400,236)

Effect of exchange rate fluctuation on cash and cash equivalents	123,293	(11,931)
Net increase (decrease) in cash and cash equivalents	1,090,590	(441,183)

Cash and cash equivalents, beginning of period	855,971	844,827
Cash and cash equivalents, ending of period	$1,946,561	$403,644

Supplemental disclosure of cash flow information
Cash paid for income taxes	-	-
Cash paid for interest	(406,544)	(291,518)

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

The exchange rates used for foreign currency translation are as follows:

For three months ended March 31,
		2022	2021
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	6.3431 / 7.8306	6.5565 / 7.7744
Revenue and expenses	period average	6.3481 / 7.8050	6.4839 / 7.7573

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For three months ended March 31, 2022 and 2021, no customer accounted for more than 10% of net revenue. As of March 31, 2022 and December 31, 2021, three and three customers accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2022
	2022	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$-	$-

A summary of changes in Warrant liability for three months ended March 31, 2022was as follows:

Balance at January 1, 2022	$7
Change in fair value of warrant liability	(7)
Balance at March 31, 2022	-

The fair value of the outstanding warrants was calculated using the Binomial Option Pricing Model with the following assumptions at inception and on subsequent valuation date:

March 31, 2022
Warrants	Auctus
Market price per share (USD/share)	$0.18
Exercise price (USD/share)	0.60
Risk free rate	0.668%
Dividend yield	-
Expected term/Contractual life (years)	0.33
Expected volatility	46.47%

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

NOTE 3. ACCOUNTS RECEIVABLE, NET

	March 31,	December 31,
	2022	2021
	(Unaudited)
Accounts receivable	$11,832,571	$10,934,280
Less: allowance for doubtful debts	3,398,639	3,390,247
	$8,433,932	$7,544,033

The Company experienced $ nil bad debts during three months ended March 31, 2022 and 2021. The allowance for doubtful debts as of March 31, 2022 and December 31, 2021 was measured by the two years old unreimbursed excess insurance claim submitted by the Company to the Harbin Medical Insurance Management Centre.

NOTE 4. INVENTORIES

At March 31, 2022 and December 31, 2021, inventories consist of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Western pharmaceuticals	$777,138	$830,422
Chinese herbal medicine	131,950	202,274
Medical material	830,102	732,326
Other material	6,096	6,136
	$1,745,286	$1,771,158

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 5. PREPAYMENT

At March 31, 2022 and December 31, 2021 prepayment consists of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Deposits on medical equipment	$1,213,779	$624,691
Deposits on lease	2,793,323	184,765
Heating fees	6,628	1,936,367
Others	200,400	66,333
	$4,214,130	$2,812,156

NOTE 6. PROPERTY AND EQUIPMENT

At March 31, 2022 and December 31, 2021, property and equipment, at cost, consist of:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Transportation equipment	$1,655,285	$1,548,978
Medical equipment	29,729,988	28,308,857
Electrical equipment	2,424,953	2,418,966
Office equipment and others	1,543,340	1,451,612
Buildings	28,980,085	28,908,532
Software	203,982	203,478
Total fixed assets at cost	64,537,633	62,840,423
Accumulated depreciation	(14,620,986)	(13,703,422)
Total fixed assets, net	$49,916,647	$49,137,001
Reclass to Right-of-use assets	(15,537,976)	(15,974,184)
Total fixed assets, net after reclassing	34,378,671	33,162,817

The Company recorded depreciation expense of $882,235 and $807,974 for the three months ended March 31, 2022 and 2021, respectively.

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

The current portion of the prepaid consulting and decoration fees were recorded as deferred expenses of $398,820 and $461,331 as of March 31, 2022 and December 31, 2021. The long-term deferred expenses were $2,064,658 and $2,117,763 as of March 31, 2022 and December 31, 2021.

The Company recorded consulting fee of $nil and $nil, and decoration fees of $116,338 and $$113,900 for the three months ended March 31, 2022 and 2021, respectively.

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

On May 7, 2015, July 3, 2015, October 16, 2015, April 6, 2016, November 25, 2016, April 5, 2017 and May 25, 2019 and Jiarun entered into several lease agreements to lease medical equipment and an elevator from three lease finance companies, which are all unrelated third parties, for three to five-year periods, in which Jiarun is required to make monthly or quarterly payments toward the leases. The Company was also required to pay deposits up front, which deposits will later be offset against the last quarterly payment. The medical equipment and elevator will be transferred to Jiarun upon the completion of the agreement.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company’s accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $21.70 million and $22.72 million, respectively, as of March 31, 2022.

As of March 31, 2022, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

March 31, 2022
(Unaudited)
Assets
Operating lease assets	$6,160,455
Finance lease assets	15,537,976
Total	$21,698,431
Liabilities
Current
Operating lease liabilities	766,663
Finance lease liabilities	1,905,350
Long-term
Operating lease liabilities	5,393,792
Finance lease liabilities	14,652,541
Total	$22,718,346

The future minimum lease payments for annual capital lease obligation as of March 31, 2022 are as follows:

Year	Amounts
2022	$1,414,885
2023	1,932,255
2024	861,077
Thereafter	12,349,674
Total	$16,557,891

The Company recorded finance interest lease fees of $283,152 and $257,792 for the three months ended March 31, 2022 and 2021, respectively.

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending March 31	Amount $
2022	596,227
2023	685,019
2024	645,014
Thereafter	4,234,195
Total	6,160,455

The company has recorded operating lease expense of $306,965 and $269,204 for three months ended March 31, 2022 and 2021, respectively.

At March 31, 2022 right-of-use assets, consist of:

	March 31, 2022 (Unaudited)
	Operating lease	Finance lease	Total
Lease assets	$6,378,911	$21,252,698	$27,631,609
Accumulated amortization	(218,456)	(5,714,722)	(5,933,178)
Total right-of-use assets, net	$6,160,455	$15,537,976	$21,698,431

The Company recorded finance lease amortization expense of $285,698 and $283,281 in depreciation and amortization for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, the amount of depreciation and amortization was $882,235, also included general property and equipment depreciation of $596,537.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

The Company recorded operating lease expense of $306,965 and $269,204 for the three months ended March 31, 2022 and 2021, including operating lease amortization expense of $218,456 and $218,856 for the three months ended March 31, 2022 and 2021, respectively.

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

Warrant liability – In 2019 the Company issued a common stock purchase warrant (the “warrant”) to purchase 21,000 shares of the registrant’s common stock to Auctus Fund, LLC. The warrant contains certain reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivative as of the inception date (issuance date) and to record changes in fair value as of each subsequent reporting date.

At March 31, 2022, the Company marked to market the fair value of the Auctus Fund warrant liability and determined a fair value of $0. The Company recorded a loss from issuance expense and change in fair value of warrant liability of $(7) and $20,531 for three months ended March 31, 2022 and 2021. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 46.47%, (3) weighted average risk-free interest rate of 0.668%, (4) expected life of 0.33 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

NOTE 10. NON-CONTROLLING INTERESTS

Jiarun is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized. The Company holds a 70% equity interest in Jiarun as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, NCI on the consolidated balance sheet was $11,885,026 and $11,034,278, respectively, representing the 30% of Jiarun that is owned by Junsheng Zhang. For the three months ended March 31, 2022, the comprehensive income attributable to shareholders’ equity and NCI is $1,996,278 and $850,748, respectively. For the three months ended March 31, 2021, the comprehensive income attributable to shareholders’ equity and NCI is $276,525 and $145,648, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 11. REVENUE

The Company’s revenue consists of pharmaceuticals sales and patient care revenue.

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Pharmaceuticals:
Western pharmaceuticals	$3,211,186	$1,384,928
Chinese medicine	387,720	155,075
Herbal medicine	430,864	224,298
Total pharmaceuticals	$4,029,770	$1,764,301

Patient services:
Medical consulting	$5,163,833	$2,207,742
Medical treatment	5,230,586	3,207,675
Others	1,195,222	146,516
Total patient services	$11,589,641	$5,561,933

	$15,619,411	$7,326,234

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

The following table shows the components of the allowance for US income tax recorded for three months ended March 31, 2022:

Amounts
Loss before income tax	$(22,326)
Tax rate at 21%	(4,688)
Disallowed tax losses	4,688
Income tax expense	$-

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

The following table shows the components of the allowance for Hong Kong income tax recorded for three months ended March 31, 2022:

Amounts
Loss before income tax	$-
Tax rate at 16.5%	-
Disallowed tax losses	-
Income tax expense	$-

PRC

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

The following table shows the components of the allowance for PRC income tax recorded for three months ended March 31, 2022:

Amounts
Income tax expense	$928,376
Income tax: 2022 deferred	383,950
Tax expense from continuing operation	$544,426

Reconciliation:

Amounts
Income tax at statutory rate	$544,426
Tax expense from continuing operation	$544,426

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in the first quarter of 2022 the Company purchased Eligible Equipment for RMB9.8 million, with $383,950 deferred income tax, creating differences between the tax treatment mandated by the Chinese government and GAAP tax treatment.

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

The following is the list of the related parties with which the Company had transactions in the past two years:

(a) Junsheng Zhang, the Chairman of the Company

(b) Harbin Baiyi Real Estate Development Co., Ltd, owned by Junsheng Zhang

(c) Harbin Jiarun Pharmacy Co., Ltd, owned by Junsheng Zhang

(d) Heilongjiang Province Runjia Medical Equipment Company Limited, owned by Junsheng Zhang

(e) Jiarun Super Market Co., Ltd,. owned by Junsheng Zhang

Amount due from related parties consisted of the following as of the periods indicated:

Name of related parties	March 31, 2022	December 31, 2021
Harbin Baiyi Real Estate Development Co., Ltd,	$314,713	$337,519
Heilongjiang Province Runjia Medical Equipment Co., Ltd	79	78
	$314,792	$337,597

Amount due from Baiyi mainly represented the deposit for decoration of the 3rd Branch Hospital.

On March 1, 2021, the company signed a decoration agreement for the new third branch hospital building with Harbin Baiyi Real Estate Development Co., Ltd. Under terms of the agreement, the Company had paid a deposit of $412,024 in the first quarter of 2021, and the company paid $1,830,031for decoration during the following period until to October 2021.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

Name of related parties	March 31, 2022	December 31, 2021
Harbin Jiarun Pharmacy Co., Ltd	$4,144	$952
Jiarun Super Market Co., Ltd.	290	290
Junsheng Zhang	33,000	-
	$37,434	$1,242

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

Related parties’ transactions

Purchase of pharmaceuticals and medical material from related parties consisted of the following for the periods indicated:

	For three months ended March 31,
Name of related parties	2022	2021
Harbin Jiarun Pharmacy Co., Ltd	$4,285	$3,726
	$4,285	$3,726

Deposits for capital leases and capital lease obligations

On June 5, 2013, Jiarun entered into a Lease Agreement to lease a new hospital building from Harbin Baiyi Real Estate Development Co., Ltd, which is owned by Junsheng Zhang, a related party. As of March 31, 2022, the Company has balance of deposits for capital leases and capital lease obligations of $472,955 and $13,160,256, respectively. As of December 31, 2021, the Company had deposits for capital leases and capital lease obligations of $471,787 and $13,182,148, respectively.

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

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$1,847,171	$327,684
Denominator:
Basic weighted-average number of shares outstanding	18,628,569	18,246,331
Diluted weighted-average number of shares outstanding	18,838,569	18,456,331
Net income per share:
Basic EPS	$0.0992	$0.0180
Diluted EPS	$0.0981	$0.0178

NOTE 15. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of March 31, 2022 and December 31, 2021.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of March 31, 2022 and December 31, 2021.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 16. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a $30,125 negative retained earnings or accumulated deficit as of March 31, 2022; in addition, the Company’s total current liabilities exceeded its current assets by $3,122,501. These factors raised substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We have two sources of patient revenues: in-patient service revenues and out-patient service revenues. In addition to providing services to our patients, we also sell pharmaceutical pharmaceuticals to our patients. Revenues from such sales are included in either our in-patient service revenues or our out-patient service revenues. Our revenues come from individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon local government established charges. Revenue from the sale of pharmaceuticals is recognized when it is both earned and realized. The Company’s policy is to recognize the sale of pharmaceuticals when the title of the pharmaceuticals, ownership and risk of loss have transferred to the purchasers, and collection of the sales proceeds is reasonably assured, all of which generally occur when the patient receives the pharmaceuticals. Patient service revenue is recognized when it is both earned and realized. The Company’s policy is to recognize patient service revenue when the medical service has been provided to the patient and collection of the revenue is reasonably assured.

Critical Accounting Policies and Management Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the periods ended March 31, 2022, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results, as follows:

●	The determination, as set forth in Note 3 to our Financial Statements, that the $11,832,571 balance in accounts receivable as of March 31, 2022 warranted an allowance for doubtful accounts of $3,398,639. The determination was based on our review of the statement from Harbin Medical Insurance Management Center, Generally, the Center sets for each hospital an insurance claim limit, even though the hospital is not permitted to refuse to receive patients. If the hospital receive too many patients, it will exceed the claim limit, and record an excess insurance claim. The Center will pay part of the excess insurance claim from an insurance regulatory fund that is shared among all local hospital that have excess insurance claims, but full reimbursement is not assured. In accordance with the principle of prudence, the Company made a determination that any excess insurance claim outstanding for more than two years without reimbursement should be treated as a doubtful account. As of March 31, 2022, the amount of excess insurance claims aged over two years without reimbursement was $3,398,639, which was treated as a bad debt.

●	The determination to record depreciation of our principal medical property and equipment over an average useful life of approximately twenty years. (A quantification of that depreciation is set forth in Note 6 to our Financial Statements.) The determination was based primarily on our expectation that the useful life of our hospital facilities would exceed thirty years, based on the experience of comparable facilities in our location.

Results of Operations for Three Months Ended March 31, 2022 and 2021

The following table shows key components of the results of operations for three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	$	%

Revenue:
Pharmaceuticals	$4,029,770	$1,764,301	$2,265,469	128%
Patient services	11,589,641	5,561,933	6,027,708	108%
Total revenue	15,619,411	7,326,234	8,293,177	113%
Operating costs and expenses:
Cost of pharmaceuticals sold	3,330,910	1,351,156	1,979,754	147%
Medical consumables	2,961,769	1,080,010	1,881,759	174%
Salaries and benefits	3,408,406	2,259,143	1,149,263	51%
Office supplies	327,860	247,418	80,442	33%
Vehicle expenses	101,231	41,442	59,789	144%
Utilities expenses	304,775	226,010	78,765	35%
Operating leases expense	306,965	269,204	37,761	14%
Advertising and promotion expenses	6,780	16,638	(9,858)	(59%)
Interest expense	406,544	291,518	115,026	39%
Professional fee	8,000	8,908	(908)	(10%)
Warrant expense	(7)	20,531	(20,538)	(100%)
Depreciation	882,235	807,974	74,261	9%
Total operating costs and expenses	12,045,468	6,619,952	5,425,516	82%
Earnings from operations before other income and income taxes	3,573,943	706,282	2,867,661	406%
Other (expenses) income	(6,751)	(3,776)	(2,975)	79%
Earnings from operations before income taxes	3,567,192	702,506	2,864,686	408%
Income tax	928,376	206,584	721,792	349%
Net income	2,638,816	495,922	2,142,894	432%
Less: net income attributable to non-controlling interests	791,645	168,238	623,407	371%
Net income attributable to the Company	$1,847,171	$327,684	$1,519,487	464%
Comprehensive income:
Foreign currency translation adjustment	208,210	(73,749)	281,959	(382%)
Foreign currency translation adjustment attributable to non-controlling interests	59,103	(22,590)	81,693	(362%)
Foreign currency translation adjustment attributable to the Company	149,103	(51,159)	200,266	(391%)
Comprehensive income	$2,847,026	$422,173	$2,424,853	574%

Revenue

Operating revenue for the three months ended March 31, 2022, which resulted primarily from pharmaceuticals revenue and patient services revenue, was $15,619,411, an increase of 113% as compared with the operating revenue of $7,326,234 for the three months ended March 31, 2021. Revenue from the sale of pharmaceuticals increased by 128%, and revenue from provision of patient services increased by108%. The increase was primarily a result of the alleviation of COVID-related restrictions imposed by government agencies on business operations within Harbin City during 2020 that continued during the first quarter of 2021. The restrictions severely restricted the Hospital’s opportunities for performing out-patient treatment services and elective surgery, among other treatments. The restrictions has been relaxing, which allowed Jiarun Hospital to provide a full scale of professional medical and healthcare services to the Harbin community in the first quarter of 2022. During the first quarter of 2022, the Company has provided service to 142,005 patients, an increase of 76% (or 61,543 patients); compared with the 80,462 patients treated at Jiarun Hospital in the first quarter of 2021.

Operating Costs and Expenses

Total operating costs and expenses were $12,045,468 for the three months ended March 31, 2022, an increase of $5,425,516 or 82% as compared to $6,619,952 for the first quarter of 2021. Since revenue increased by 113% quarter-to-quarter, the 82% increase in operating costs and expenses correlated with the 113% increase in revenue. The primary components of the $5,425,516 increase in costs and expenses were:

●	$1,979,754 increase in the cost of pharmaceuticals and $1,881,759 increase in the cost of medical consumables. These 147% and 174% increases in expenses attributable to pharmaceuticals and medical consumables were primarily related to the 128% increase in pharmaceuticals revenue and the 108% increase in patient service revenue. Medical consumables mainly consist of materials expenses, medical repair expenses and test reagents. The largest component of the increase was the increase in materials expenses of $820,722.

●	$1,149,263 increase in salaries and benefits, reflecting $1,045,353 increase in salaries, and $32,130 increase in social insurance expense. This 51% increase in our labor costs was primarily caused by the revenue increase attributable to the hospitals, as we have been incurring sufficient human resources to meet the full scale operations of our branch hospitals.

Income Taxes

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

According to the PRC “Notice on Preferential Corporate Income Tax (CIT) Treatment for Eligible Equipment or Machinery (Cai Shui [2018] No. 54)”, a 100% immediate tax deduction for CIT purposes is allowed for purchases of equipment on the condition that the unit price of each item of equipment or machinery is individually less than RMB5 million. Depreciation for tax purposes is not required. Basis differences between tax and GAAP for depreciation of property and equipment exist because in the first quarter of 2022 the Company purchased Eligible Equipment for RMB 9.8 million, with $383,950 deferred income tax, creating differences between the tax treatment mandated by the Chinese government and GAAP tax treatment.

Income from operations and net income

Income from Operations was $3,573,943 for the three months ended March 31, 2022, as compared with operating income of $706,282 for the three months ended March 31, 2021. After deducting other income and expenses as well as the provision for income tax, the Company’s net income for the three months ended March 31, 2021 was $2,638,816, representing an increase of $2,142,894 or 432%, from $495,922 recorded for the three months ended March 31, 2021. The increase of income from operations and net income for the three months ended March 31, 2022 were primarily due to aforementioned upward changes in operating revenue and expenses.

Our net income was produced by Jiarun. Because we own only 70% of the equity interest in Jiarun (the other 30% being owned by our Chairman, Junsheng Zhang), we reduced our net income for the three months period ended March 31, 2022 and 2021 by an allocation to the “non-controlling interests” of $791,645 and $168,238, respectively, before recognizing net income attributable to the Company. After those allocations, our net income attributable to the Company for the three months ended March 31, 2022and 2021 was $1,847,171 ($0.0992 per share) and $327,684 ($0.0180 per share), respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2022 and 2021, foreign currency translation adjustments of $208,210 (of which $59,103 was attributable to the non-controlling interest) and $(73,749) (of which $(22,590) was attributable to the non-controlling interest), respectively, have been reported as other comprehensive income in the consolidated statements of operations and comprehensive income.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $1,946,561 of cash and cash equivalents, an increase of $1,090,590 from our cash balance at December 31, 2021. The increase was primarily caused by our operating activities, which provided $4,617,839 of cash during the first quarter of 2022. even though there were $2,783,041 and $867,501 cash used in investing and financing activities

Our working capital deficit at March 31, 2022 was $3,122,501, an improvement of $611,070 from our deficit of $3,733,571 in working capital at December 31, 2021. The increase was primarily attributable to $4,617,839 in cash provided by operating activities during the first quarter of 2022.

Our working capital deficit limits our ability to finance expansion. It is noteworthy, however, that our current liabilities include $37,434 in amounts due to related parties, all of which is owed to our Chairman, Junsheng Zhang, and $2,672,013 representing the current portion of our lease obligations, most of which is also owed to Chairman Zhang. We believe, therefore, that our liquidity is adequate to continue operations at our current level and fund a modest expansion program.

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

Cash Flows and Capital Resources

Our cash flows for the first quarters of 2022 and 2021 are summarized below:

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	4,617,839	267,086
Net cash (used in) investing activities	(2,783,041)	(296,102)
Net cash (used in) financing activities	(867,501)	(400,236)
Effect of exchange rate fluctuation on cash and cash equivalents	123,293	(11,931)
Net (decrease) in cash and cash equivalents	1,090,590	(441,183)
Cash and cash equivalents, beginning of period	855,971	844,827
Cash and cash equivalents, ending of period	$1,946,561	$403,644

Net Cash Provided by Operating Activities

For the three months ended March 31, 2022, we had positive cash flow from operating activities of $4,617,839, an increase of $4,350,753 from $267,086 of cash flow for the three months ended March 31, 2021. Cash flow from operations increased primarily because of our net income, but also in part because we increased our accounts payable by $1,905,118 and increased our accrued expenses and other current liabilities by $935,420. Cash flow from operations was offset by an increase of $870,541 in accounts receivables and our used of $1,410,638 to fund prepayments and other current assets.

In addition, several other factors contributed to the increment in cash flow from operations, including:

●	Our accounts payable and accrued expenses and other current liabilities balance were increased by $1,905,118 and $935,420 respectively.

●	Our net cash flow was reduced by a depreciation charge of $882,235, which did not cause a corresponding use of cash, as well as other non-cash expenses totaling $406,537.

At the same time, as a result of the $4,617,839 in cash provided by operations, our balance sheet at March 31, 2022 showed a working capital deficit of $3,122,501, representing an improvement of $611,070 from our working capital deficit at December 31, 2021.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $2,783,041, compared to net cash used in investing activities of $296,102 for the three months ended March 31, 2021. The cash used in investing activities for the three months ended March 31, 2022 and 2021 was mainly used for the purchase of medical equipment and payment of Construction in progress.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 was $867,501, as compared to net cash used in financing activities of $400,236 for the three months ended March 31, 2021. The cash used in financing activities for the three months ended March 31, 2022 and 2021 was mainly applied to payment of our finance lease and interest expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2022. Based on this evaluation, Management determined that the following material weakness existed in our internal control over financial reporting

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed on April 15, 2022.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

The Company did not effect any sales of unregistered securities during the first quarter of fiscal 2022.

(b) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2022.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Lihua Sun	Chief Executive Officer	May 20, 2022
Lihua Sun	(Principal Executive Officer)

/s/ Xuewei Zhang	Chief Financial Officer	May 20, 2022
Xuewei Zhang	(Principal Financial and Accounting Officer)