Form 10-Q
period 2022-06-30
JRSIS HEALTH CARE Corp
filed 2022-09-15
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-56013

JRSIS HEALTH CARE CORPORATION.

(Exact name of Registrant as specified in its charter)

Florida	46-4562047
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3/F Building A, De Run Yuan

No. 19 Chang Yi Road, Chang Ming Shui

Wu Gui Shan, Zhong Shan City 528458

+86-760-88963658

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

As of the date of filing of this report, there were outstanding 58,366,569 shares of the issuer’s common stock, par value $0.001 per share.

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that can be expected for the year ended December 31, 2022.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	June 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$37,659	$29,847
Other receivables	3,219	-
Amount due from related parties	13,649	-
Deferred expenses	900,036	-
Current assets of discontinued operations	-	13,836,084
Total current assets	954,563	13,865,931
Property and equipment, net	44,518	-
Right-of-use assets	26,970	-
Non-current assets of discontinued operations	-	61,826,821
Total assets	$1,026,051	$75,692,752

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$8,000	$66,000
Amount due to related parties	-	1,456,919
Other payable	-	13
Payroll payable	1,583	-
Lease obligations - current portion	16,790	-
Current liabilities of discontinued operations	-	16,076,570
Total current liabilities	26,373	17,599,502
Warrant liabilities	-	7
Lease obligations	10,180	-
Non-current liabilities of discontinued operations	-	24,991,063
Total liabilities	$36,553	$42,590,572

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 58,366,569 and 18,628,569 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	58,366	18,628
Additional Paid-in capital	24,452,501	23,381,121
Accumulated deficits	(23,527,725)	(1,877,296)
Other comprehensive income	6,356	545,449
Total shareholders’ equity	989,498	22,067,902
Non-controlling interest	-	11,034,278
Total shareholders’ equity	989,498	33,102,180
Total liabilities and shareholders’ equity	$1,026,051	$75,692,752

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Sales	-	-	-	-

Operating costs and expenses:
Salaries and benefits	4,421	-	4,421	-
Stock-based compensation	81,822	-	81,822	-
Office supplies	25,430	4,096	39,756	5,192
Rentals and leases	6,112	-	6,112	-
Professional fee	8,000	11,237	16,000	20,145
Warrant expense	-	(13,818)	(7)	6,713
Depreciation	1,505	-	1,505	-
Total operating costs and expenses	127,290	1,515	149,609	32,050
Loss from operations before other income and income taxes	(127,290)	(1,515)	(149,609)	(32,050)
Other income	-	-	-	-
Income(loss) from operations before income taxes	(127,290)	(1,515)	(149,609)	(32,050)
Income tax	-	-	-	-
Income(loss) from continued operations	(127,290)	(1,515)	(149,609)	(32,050)
Net income (loss) from discontinued operations	(36,054,805)	1,024,602	(33,393,670)	1,551,059
Net income (loss)	$(36,182,095)	$1,023,087	$(33,543,279)	$1,519,009
Comprehensive income:
Foreign currency translation adjustment from continued operations	6,356	2,688	17,557	44,872
Foreign currency translation adjustment from discontinued operations	104,913	469,167	301,922	353,234
Comprehensive income (loss)	$(36,070,826)	$1,494,942	$(33,223,800)	$1,917,115

Net income(loss) from continuing operations per share of common stock
Basic earnings per share	$(0.0029)	$(0.0001)	$(0.0048)	$(0.0018)
Diluted earnings per share	$(0.0029)	$(0.0001)	$(0.0048)	$(0.0017)
Net income(loss) from discontinuing operations per share of common stock
Basic earnings per share	$(0.8218)	$0.0560	$(1.0686)	$0.0849
Diluted earnings per share	$(0.8218)	$0.0554	$(1.0686)	$0.0839
Net income (loss) per share of common stock
Basic earnings per share	$(0.8247)	$0.0559	$(1.0734)	$0.0831
Diluted earnings per share	$(0.8247)	$0.0553	$(1.0734)	$0.0822
Weighted average number of shares outstanding (Basic)	43,872,480	18,297,296	31,250,525	18,271,814
Weighted average number of shares outstanding (Diluted)	43,872,480	18,507,296	31,250,525	18,481,814

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity
Balance at December 31, 2020	18,246,331	$18,246	$(4,109,557)	$(111,016)	$23,240,075	$9,802,677	$28,840,425
Net income	-	-	327,684	-	-	168,238	495,922
Foreign currency translation adjustment	-	-	-	(51,159)	-	(22,590)	(73,749)
Balance at March 31, 2021	18,246,331	18,246	(3,781,873)	(162,175)	23,240,075	9,948,325	29,262,598
Net income	-	-	666,350	-	-	356,737	1,023,087
Shares issued	382,238	382	-	-	141,046	-	141,428
Foreign currency translation adjustment	-	-	-	331,105	-	140,750	471,855
Balance at June 30, 2021	18,628,569	18,628	(3,115,523)	168,930	23,381,121	10,445,812	30,898,968

	Common stock		Retained	Other comprehensive	Additional paid-in	Non- Controlling	Total Shareholders’
	Quantity	Amount	Earnings	income	capital	Interest	equity

Balance at December 31, 2021	18,628,569	$18,628	$(1,877,296)	$545,449	$23,381,121	$11,034,278	$33,102,180
Net income	-	-	1,847,171	-	-	791,645	2,638,816
Foreign currency translation adjustment	-	-	-	149,107	-	59,103	208,210
Balance at March 31, 2022	18,628,569	18,628	(30,125)	694,556	23,381,121	11,885,026	35,949,206
Discontinued Operations adjustment	-	-	12,579,582	(694,556)	-	(11,885,026)	-
Loss from discontinuing operations	-	-	(35,949,892)	-	965,168	-	(34,984,724)
Net income	-	-	(127,290)	-	-	-	(127,290)
Shares issued for officer compensation	39,130,000	39,130	-	-	1,017,380	-	1,056,510
Shares issued for private placement	6,000,000	6,000	-	-	54,000	-	60,000
Shares repurchase and cancelled	(5,392,000)	(5,392)	-	-	(965,168)	-	(970,560)
Foreign currency translation adjustment	-	-	-	6,356	-	-	6,356
Balance at June 30, 2022	58,366,569	58,366	(23,527,725)	6,356	24,452,501	-	989,498

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Six Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income(loss)	$(33,543,279)	$1,519,009
Less: Net income(loss) from discontinued operations	(33,393,670)	1,551,059
Net loss from continued operations	(149,609)	(32,050)

Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation and amortization	1,505	-
Warrant expense	(7)	6,713
Share-base payment	81,822	-
Changes in operating assets and liabilities:
Deferred expenses	(900,036)	-
Prepayments and other current assets	(3,219)	-
Accounts payable	(58,000)	(62,000)
Amount due to related parties	-	87,171
Deposits received	1,583	-
Net cash used in continued operations	(1,025,961)	(166)
Net cash provided by discontinued operations	3,157,978	3,619,454
Net cash provided by operating activities	2,132,017	3,619,288

Cash Flows From Investing Activities
Purchases of property and equipment	(44,518)	-
Net cash used in investing activities related to continued operations	(44,518)	-
Net cash (used in) investing activities related to discontinued operations	(2,783,041)	(2,096,489)
Net cash (used in) investing activities	(2,827,559)	(2,096,489)

Cash Flows From Financing Activities
Non-cash issuance of common stock	969,296	-
Proceeds from issuance of common stock	60,000	-
Derivative financial instruments	7	-
Net cash provided by financing activities related to continued operations	1,029,303	-
Net cash (used in) financing activities related to discontinued operations	(867,508)	(2,004,971)
Net cash provided by (used in) financing activities	161,795	(2,004,971)

Effect of exchange rate fluctuation on cash and cash equivalents	(284,565)	(49,884)
Net (decrease) in cash and cash equivalents	(818,312)	(532,056)

Cash and cash equivalents, beginning of period	855,971	844,827
Cash and cash equivalents, ending of period	$37,659	$312,771

Analysis of cash and cash equivalents
Included in cash and cash equivalents per consolidated balance sheets	37,659	30,885
Included in cash and cash equivalents of discontinued operations	-	281,886
Cash and cash equivalents, end of year	37,659	312,771

Supplemental disclosure of cash flow information
Continuing operations:
Cash paid for income taxes	-	-
Cash paid for interest	-	-
Discontinued operations:
Cash paid for income taxes	(13,086)	(5,016)
Cash paid for interest	(406,544)	(732,170)
Supplemental disclosure of non-cash activities
Shares issued for officer compensation	(1,056,510)	-
Shares repurchase	970,560	-

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

JRSIS Health Care Corporation (the “Company” or “JRSS”) was incorporated on November 20, 2013 under the laws of the State of Florida. In December 2013 JRSS acquired 100% of the equity in JRSIS Health Care Limited (“JHCL”), which is a Limited Liability Company registered in British Virgin Island (“BVI”) on February 25, 2013. JHCL owns 100% of the equity in Runteng Medical Group Co., Ltd (“Runteng”), a limited liability company registered in Hong Kong on September 17, 2012. Until March 31, 2022 Runteng owned 70% of the equity in Harbin Jiarun Hospital Co., Ltd (“Jiarun”), a for-profit hospital incorporated in Harbin City of Heilongjiang, China in February 2006. The remaining 30% of the equity in Jiarun is owned by Junsheng Zhang, who is the Chairman of the Board of JRSIS Health Care Corporation.

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

On April 12, 2022, Runteng has setup and owned 100% of the equity in Laidian Technology (Zhongshan) Co., Ltd (“Laidian”), a wholly foreign-owned enterprise (“WFOE”) subsidiary to engage in the business of providing charging services to electric vehicles incorporated in Zhongshan City of Guangdong, China.

Spin-Off of Harbin Jiarun Hospital Co., Ltd.

On April 28, 2022 JRSIS Health Care Corporation completed the spin-off of its subsidiary Harbin Jiarun Hospital Co., Ltd. as JRSIS’s subsidiary Runteng Medical Group Co., Ltd. transferred its 70% equity interest in Jiarun to Zhang Junsheng (the “Spin-Off”). In exchange for the 70% interest in Jiarun, Zhang Junsheng transferred to Runteng 5,392,000 shares of JRSIS common stock.

After the Spin-Off, JRSIS does not beneficially own any equity interest in Jiarun and will no longer consolidate Jiarun financial results with the financial results of JRSIS as on April 1, 2022. According to spin-off agreement on April 28, 2022, the effective date of spin-off was April 1, 2022, Commencing on the second quarter of fiscal year 2022, Jiarun’s historical financial results for periods prior to April 1, 2022 will be reclassified and reflected in JRSIS’s consolidated financial statements as a discontinued operation for comparative purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

D. Functional currency and foreign currency translation

JRSS and JHCL’s functional currency is the United States dollar (“US$”). Runteng’s functional currency is the Hong Kong dollar (“HK$”). The functional currency of Laidian and Jiarun is the Renminbi (“RMB”).

The Company’s reporting currency is US$. Assets and liabilities of Runteng, Laidian and Jiarun are translated at the current exchange rate at the balance sheet dates, revenues and expenses are translated at the average exchange rates during the reporting periods, and equity accounts are translated at historical rates. Translation adjustments are reported in other comprehensive income.

The exchange rates used for foreign currency translation are as follows:

For six months ended June 30,
		2022	2021
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	6.6977 / 7.8467	6.4579 / 7.7652
Revenue and expenses	period average	6.4787 / 7.8257	6.4717 / 7.7614

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For six months ended June 30, 2022 and 2021, no customer accounted for more than 10% of net revenue. As of June 30, 2022 and December 31, 2021, no customer accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

F. Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other liquid investments with initial maturities of three months or less.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

G. Property and equipment

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

The estimated useful lives for property and equipment categories are as follows:

Transportation instrument	5 years
Office equipment	5 years

H. Leases

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which increases transparency and comparability among organizations by recognizing right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU maintains a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to remain similar to the previous accounting treatment. A lessee is permitted to make an accounting policy election by class of underlying asset to exclude from balance sheet recognition any lease assets and lease liabilities with a term of 12 months or less, and instead to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the ROU asset and lease liability is initially measured at the present value of the lease payments in the consolidated balance sheet. In July 2018, the FASB issued ASU 2018-11 which provides entities with the option to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if necessary. As discussed in Note 8, we adopted ASU 2016-02–Leases (Topic 842) effective January 1, 2019 utilizing the transition option provided by ASU 2018-11.

I. Fair Value Measurement

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at June 30,	Fair Value Measurement at June 30, 2022
	2022	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$-	$-

A summary of changes in Warrant liability for six months ended June 30, 2022 was as follows:

Balance at January 1, 2022	$7
Change in fair value of warrant liability	(7)
Balance at June 30, 2022	-

The fair value of the outstanding warrants was calculated using the Binomial Option Pricing Model, as of the date of filling this report, there was no outstanding warrants.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital lease obligations also approximates carrying value as they bear interest at current market rates.

J. Segment and geographic information

The Company is operating in one segment in accordance with the accounting guidance FASB ASC topic 280, “Segment Reporting”. The Company’s revenues are from customers in People’s Republic of China (“PRC”). All assets of the company are located in PRC.

K. Revenue recognition

The Company recognizes revenue when the contract and performance obligations are identified with a customer, the transaction price are determined and allocated to the performance obligations in the contract for which the amount of revenue can be reliably measured. The Company will recognize revenue when the entity satisfies a performance obligation, it is probable that economic benefits will flow to the entity, and specific criteria have been met for each of the Company’s activities.

L. Share Issued for Officer’s Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10 “Compensation-Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and stock appreciation rights are based on estimated fair values. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

The Company accounts for non-employee stock-based awards at fair value in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees.

Share-based payment awards granted to a customer shall be measured and classified according to the terms of award. A share-based payment transaction shall be measured based on the fair value. On May 5, 2022, the Company issued 39,130,000 shares of its common stock as officer compensation to Zhong Zhuowei upon the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510, of which $74,652 was obligation for Laidian’s paid in capital, remains $981,858 was the expense of the company for 3 years since April of 2022. During the six months ended June 30, 2022 the company record $81,822 compensation expenses.

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

N. Earnings per share

Basic earnings per common share is computed by using net income divided by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding for the periods presented. The dilutive earnings per share will not be computed if the effect would be anti-dilutive.

O. Reclassification

The comparative figures before April 1, 2022 have been reclassified to conform to current year presentation to reflect the disposal of a component of business derived from the recognition of a spin-off transaction on April 28, 2022.

P. Recently adopted accounting pronouncements

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. DISCONTINUED OPERATIONS

At the beginning of 2022, the board of directors of the Company committed to a plan to dispose of Jiarun. On April 28, 2022 the subsidiary of JRSS, Runteng Medical Group Co., Ltd., entered into an Agreement Regarding a Transfer of Harbin Jiarun Hospital Co., Ltd.’s Equity with Zhang Junsheng, who was the Chairman of JRSS until April 28, 2022. Pursuant to the Transfer Agreement, Runteng transferred to Mr. Zhang equity in Harbin Jiarun Hospital Co., Ltd. representing 70% of the total equity in Jiarun Hospital and Mr. Zhang transferred to Runteng 5,392,000 shares of the Registrant’s common stock.

After the Spin-Off, JRSIS does not beneficially own any equity in Jiarun and will no longer consolidate Jiarun financial results with financial results of JRSS. Commencing on the second quarter of fiscal year 2022, Jiarun hospital’s historical financial results for periods prior to April 1, 2022 will be reclassified and reflected in JRSS’s consolidated financial statements as a discontinued operation.

Since this transaction required certain authoritative approval before effective, the publication of these transactions were delay so as to obtain all parties consent and advance authoritative approval.

The following table presents the components of discontinued operations in relation to Jiarun hospital reported in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net Sales	-	11,740,600	15,619,411	19,066,834
Operating costs and expenses	-	10,306,450	12,023,149	16,895,867
Earnings from operations before other income and income taxes	-	1,434,150	3,596,262	2,170,967
Other income(loss)	(36,054,805)	(32,825)	(36,061,556)	(36,601)
Loss from operations before income taxes	(36,054,805)	1,401,325	(32,465,294)	2,134,366
Income tax	-	376,723	928,376	583,307
Net income from discontinued operations	(36,054,805)	1,024,602	(33,393,670)	1,551,059

The following table presents the major classes of assets and liabilities of discontinued operations of Jiarun hospital reported in the consolidated balance sheets:

	June 30,	December 31,
	2022	2021

Cash and cash equivalents	$-	$826,124
Accounts receivable, net	-	7,544,033
Inventories	-	1,771,158
Other receivables	-	83,685
Prepayments	-	2,812,156
Amount due from related parties	-	337,597
Deferred expenses	-	461,331
Current assets of discontinued operations	-	13,836,084

Construction in progress	-	3,240,774
Property and equipment, net	-	33,162,817
Long term deferred expenses	-	2,117,763
Deposits for capital leases	-	967,950
Right-of-use assets	-	22,337,517
Non-current assets of discontinued operations	-	61,826,821

Accounts payable	$-	$12,366,017
Notes payable	-	629,050
Deposits received	-	3,894
Amount due to related parties	-	(1,455,677)
Other payable	-	68,425
Deferred tax payable	-	308,491
Tax payable	-	420,796
Payroll payable	-	1,058,618
Lease obligations - current portion	-	2,676,956
Current liabilities of discontinued operations	-	16,076,570

Lease obligations	-	20,380,899
Deferred tax payable	-	3,993,209
Other capital lease payable	-	616,955
Non-current liabilities of discontinued operations	-	24,991,063

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 4. PROPERTY AND EQUIPMENT

At June 30, 2022 and December 31, 2021, property and equipment, at cost, consist of:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Transportation equipment	$45,180	$-
Office equipment and others	794	-
Total fixed assets at cost	45,974	-
Accumulated depreciation	(1,456)	-
Total fixed assets, net	$44,518	$-

The Company recorded depreciation expense of $1,505 and $nil for the three and six months ended June 30, 2022 and 2021, respectively.

NOTE 5. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

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

Operating lease

In March 2022 Laidian leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from April 2022, Laidian is committed to make lease payments of approximately $1,528 per month for 23 months. This office is used as office for Laidian.

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company’s accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of $26,970 and $26,970, respectively, as of June 30, 2022.

As of June 30, 2022, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

June 30, 2022
(Unaudited)
Assets
Operating lease assets	$26,970
Total	$26,970
Liabilities
Operating lease liabilities- Current	16,790
Operating lease liabilities- Long-term	10,180
Total	$26,970

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending June 30	Amount $
2022	8,292
2023	17,205
2024	1,473
Total	26,970

The company has recorded operating lease expense of $6,112 and $280,523 ($nil for the Company, $280,523 for discontinued operations) for three months ended June 30, 2022 and 2021, and recorded operating lease expense of $6,122 and $549,727 ($nil for the Company, $549,727 for discontinued operations) for six months ended June 30, 2022 and 2021, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 5. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

At June 30, 2022 right-of-use assets, consist of:

June 30, 2022 (Unaudited)
Lease assets	$33,082
Accumulated amortization	(6,112)
Total right-of-use assets, net	$26,970

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS

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

Warrant liability – In 2019 the Company issued a common stock purchase warrant (the “warrant”) to purchase 21,000 shares of the registrant’s common stock to Auctus Fund, LLC. The warrant contains certain reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivative as of the inception date (issuance date) and to record changes in fair value as of each subsequent reporting date. As of the date of filling this report, there were no outstanding warrants.

NOTE 7. INCOME TAX EXPENSE

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

The following table shows the components of the allowance for US income tax recorded for six months ended June 30, 2022:

Amounts
Loss before income tax	$792,193
Tax rate at 21%	166,361
Disallowed tax losses	(166,361)
Income tax expense	$-

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. INCOME TAX EXPENSE (Continued)

The following table shows the components of the allowance for Hong Kong income tax recorded for six months ended June 30, 2022:

Amounts
Loss before income tax	$-
Tax rate at 16.5%	-
Disallowed tax losses	-
Income tax expense	$-

PRC

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

The following table shows the components of the allowance for PRC income tax recorded for six months ended June 30, 2022:

Amounts
Income tax expense	$-
Income tax: 2022 deferred	-
Tax expense from continuing operation	$-

Reconciliation:

Amounts
Income tax at statutory rate	$-
Tax expense from continuing operation	$-

NOTE 8. RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Group has had transactions:

Amount due from related parties

Amount due to related parties consisted of the following as of the periods indicated:

Name of related parties	June 30, 2022	December 31, 2021
Zhuowei Zhong	13,649	-
	$13,649	$-

Amounts due from Zhuowei Zhong, the Chairman of the Company, represented amounts paid by Mr. Zhong for the daily operation of the company, the balance was more than repay the amount owed, has been settled until the second quarter of 2022.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RELATED PARTY TRANSACTIONS (Continued)

Related parties’ transactions

Payment for the Company’s operating expenses by related parties consisted of the following for the periods indicated:

Related party transaction

	For six months ended
	June 30,
	2022	2021
Stock-based compensation paid to:
Zhong Zhuowei (#1)	$81,822	$-

 (#1) Zhong Zhuowei (“Zhong”) is major shareholder holding 80.7% and 0% of the Company’s issued and outstanding common stock as of June 30, 2022 and June 30, 2021, respectively. On May 5, 2022, the company issued 39,130,000 shares of its common stock to Zhong Zhuowei. Under “Agreement on the establishment of Laidian technology (Zhongshan) Co., Ltd.” to serve as a management and setup the Laidian. As Mr. Zhong had previously acquired 8,000,000 shares in private transactions, he owned 47,130,000 shares (80.7%) of the Company’s common stock as on May 5, 2022.

NOTE 9. BASIC AND DILUTED EARNINGS PER SHARE

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

	Six Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Numerator:
Net income(loss) available to common stockholders	$(33,543,279)	$1,519,009
Net income(loss) from continued operations	(149,609)	(32,050)
Net income(loss) from discontinued operations	(33,393,670)	1,551,059
Denominator:
Basic weighted-average number of shares outstanding	31,250,525	18,271,814
Diluted weighted-average number of shares outstanding	31,250,525	18,481,814
Net income(loss) per share:
Net income(loss) per share of common stock
Basic EPS	(1.0734)	0.0831
Diluted EPS	(1.0734)	0.0822
Net income(loss) from continuing operations per share of common stock
Basic EPS	(0.0048)	(0.0018)
Diluted EPS	(0.0048)	(0.0017)
Net income(loss) from discontinuing operations per share of common stock
Basic EPS	$(1.0686)	$0.0849
Diluted EPS	$(1.0686)	$0.0839

The dilutive earnings per share will not be computed if the effect would be anti-dilutive.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 10. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of June 30, 2022 and December 31, 2021.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of June 30, 2022 and December 31, 2021.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 11. COMMON STOCK

On March 17, 2022, the company entered into an Agreement on the Establishment of Laidian Technology (Zhongshan) Co., Ltd. (“Laidian”) with Zhong Zhuowei. The agreement contains a covenant by Zhong Zhuowei to fund the operations of Laidian which is 100% owned by Runteng Medical, in consideration of Mr. Zhong’s financial commitment and commitment to provide management services, the company agreed to issue 39,130,000 shares of its common stock to Zhong Zhuowei upon the initiation of operations of Laidian. On May 5, 2022, the company issued 39,130,000 shares of its common stock to Zhong Zhuowei. As Mr. Zhong had previously acquired 8,000,000 shares in private transactions, he owned 47,130,000 shares (80.7%) of the Company’s common stock as on May 5, 2022.

On May 17, 2022, the Company issued a total of 6,000,000 share of common stock for US$60,000 at US$0.01 per share to six non-US shareholders.

On April 28, 2022, Runteng entered into an agreement regarding a transfer of Harbin Jiarun Hospital Co., Ltd.’s Equity (the “Transfer Agreement”) with Zhang Junsheng. Pursuant to the Transfer Agreement, Runteng transferred to Mr. Zhang equity in Harbin Jiarun Hospital Co., Ltd. (“Jiarun Hospital”) representing 70% of the total equity in Jiarun Hospital and Mr. Zhang transferred to Runteng 5,392,000 shares of the Company’s common stock. On May 27, 2022, the company cancelled 5,392,000 shares of its common stock from Zhang Junsheng. Since this transaction required certain authoritative approval before effective, the publication of these transactions were delay so as to obtain all parties consent and advance authoritative approval. As of May 27, 2022, the issued share balance of the company was 58,366,569, the balance of the number of shares of Mr. Zhang and Mr. Zhong were nil (0%) and 4,7130,000(80.7%), respectively.

There were 58,366,569 and 18,628,569 common shares issued and outstanding at June 30, 2022 and December 31, 2021 respectively.

NOTE 12. SUBSEQUENT EVENTS

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

On November 20, 2013, Junsheng Zhang, the senior officer of Jiarun Hospital, established JRSIS Health Care Corporation, a Florida corporation (“JHCC” or the “Company”). On February 25, 2013, the officer of Jiarun Hospital established JRSIS Health Care Limited (“JHCL”), a wholly owned subsidiary of the Company, and on September 17, 2012, the officer of Jiarun Hospital established Runteng Medical Group Co., Ltd (“Runteng”), a wholly owned subsidiary of JHCL. Until April 28, 2022 Runteng, a Hong Kong registered Investment Company, held a 70% ownership interest in Harbin Jiarun Hospital Company Ltd, a Heilongjiang registered company.

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

On March 17, 2022, the company entered into an Agreement on the Establishment of Laidian Technology (Zhongshan) Co., Ltd. (“Laidian”) with Zhong Zhuowei. The agreement contains a covenant by Zhong Zhuowei to fund the operations of Laidian which is 100% owned by Runteng Medical, in consideration of Mr. Zhong’s financial commitment and commitment to provide management services, the company agreed to issue 39,130,000 shares of its common stock to Zhong Zhuowei upon the initiation of operations of Laidian.

On April 12, 2022, Runteng has setup and owned 100% of the equity in Laidian Technology (Zhongshan) Co., Ltd (“Laidian”), a wholly-owned subsidiary to engage in the business of providing charging services to electric vehicles incorporated in Zhongshan City of Guangdong, China.

On April 28, 2022 JRSIS Health Care Corporation (“JRSIS”) completed the spin-off of its subsidiary Harbin Jiarun Hospital Co., Ltd. (“Jiarun”) as JRSIS’s subsidiary Runteng Medical Group Co., Ltd. (“Runteng Medical”) transferred its 70% equity interest in Jiarun to Zhang Junsheng (the “Spin-Off”). In exchange for the 70% interest in Jiarun, Zhang Junsheng transferred to Runteng Medical 5,392,000 shares of JRSIS common stock.

On May 5, 2022, the company issued 39,130,000 shares of its common stock to Zhong Zhuowei. Under “Agreement on the establishment of Laidian technology (Zhongshan) Co., Ltd.” to serve as a management and setup the Laidian. As Mr. Zhong had previously acquired 8,000,000 shares in private transactions, he owned 47,130,000 shares (80.7%) of the Company’s common stock as on May 5, 2022.

On May 17, 2022, the Company issued a total of 6,000,000 share of common stock for US$60,000 at US$0.01 per share to six non-US shareholders.

Critical Accounting Policies and Management Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the periods ended June 30, 2022, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations for Three and Six Months Ended June 30, 2022 and 2021

The following table shows key components of the results of operations for three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	$	%

Net Sales	-	-	-	-
Operating costs and expenses:
Salaries and benefits	4,421	-	4,421	n/a
Stock-based compensation	81,822	-	81,822	n/a
Office supplies	25,430	4,096	21,334	521%
Rentals and leases	6,112	-	6,112	n/a
Professional fee	8,000	11,237	(3,237)	(29)%
Warrant expense	-	(13,818)	13,818	(100)%
Depreciation	1,505	-	1,505	n/a
Total operating costs and expenses	127,290	1,515	125,775	3071%
Loss from operations before other income and income taxes	(127,290)	(1,515)	(125,775)	3071%
Other income	-	-	-	-
Income(loss) from operations before income taxes	(127,290)	(1,515)	(125,775)	3071%
Income tax	-	-	-	-
Income(loss) from continued operations	(127,290)	(1,515)	(125,775)	3071%
Net Income(loss) from discontinued operations	(36,054,805)	1,024,602	(37,079,407)	(3121)%
Net income (loss)	$(36,182,095)	$1,023,087	$(37,205,182)	(3637)%
Comprehensive income:
Foreign currency translation adjustment from continued operations	6,356	2,688	3,668	136%
Foreign currency translation adjustment from discontinued operations	104,913	469,167	(364,254)	(78)%
Comprehensive income (loss)	$(36,070,826)	$1,494,942	$(37,565,768)	(2513)%

	Six Months Ended June 30,		Change
	2022	2021	$	%

Net Sales	-	-	-	-
Operating costs and expenses:
Salaries and benefits	4,421	-	4,421	n/a
Stock-based compensation	81,822	-	81,822	n/a
Office supplies	39,756	5,192	34,564	666%
Rentals and leases	6,112	-	6,112	n/a
Professional fee	16,000	20,145	(4,145)	(21)%
Warrant expense	(7)	6,713	(6,720)	(100)%
Depreciation	1,505	-	1,505	n/a
Total operating costs and expenses	149,609	32,050	117,559	367%
Loss from operations before other income and income taxes	(149,609)	(32,050)	(117,559)	367%
Other income	-	-	-	-
Income(loss) from operations before income taxes	(149,609)	(32,050)	(117,559)	367%
Income tax	-	-	-	-
Loss from continued operations	(149,609)	(32,050)	(117,559)	367%
Net income(loss) from discontinued operations	(33,393,670)	1,551,059	(34,944,729)	(2253)%
Net income (loss)	$(33,543,279)	$1,519,009	$(35,062,288)	(2308)%
Comprehensive income:
Foreign currency translation adjustment from continued operations	17,557	44,872	(27,315)	(61)%
Foreign currency translation adjustment from discontinued operations	301,922	353,234	(51,312)	(15)%
Comprehensive income (loss)	$(33,223,800)	$1,917,115	$(35,140,915)	(1833)%

Operating Costs and Expenses

The Company’s continued operations during the six months ended June 30, 2022 consisted of organizing its subsidiary Laidian and collecting the equipment, facilities and personnel that will be needed for Laidian’s operations. Total operating costs and expenses were $149,609 for the six months ended June 30, 2022, 55% of which was attributable to the Company’s grant of 39,130,000 shares of its common stock as officer compensation to Zhong Zhuowei upon the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510, of which $74,652 was obligation for Laidian’s paid in capital, remains $981,858 was the expense of the company for the coming next 3 years since April of 2022. During the six months ended June 30, 2022 the company record $81,822 compensation expenses.

Income from operations and net income

Loss from continued operations was $149,609 for the six months ended June 30, 2022, again attributable to the $81,822 compensation expense incurred by issuing 39,130,000 shares of common stock to the Company’s new Chairman.

On April 28, 2022, the Company completed the spin-off of its subsidiary Harbin Jiarun Hospital Co., Ltd. as JRSIS’s subsidiary Runteng Medical Group Co., Ltd. transferred its 70% equity interest in Jiarun to Zhang Junsheng (the “Spin-Off”). According to spin-off agreement, the effective date of spin-off was April 1, 2022, the Company record $36,054,805 loss from discontinuing operations in other income as spin-off Jiarun.

After deducting other income and expenses as well as the provision for income tax, the Company’s net loss for the six months ended June 30, 2022 was $33,543,279, representing an increase of $35,062,288 or 2308%, from net income of $1,519,009 recorded for the six months ended June 30, 2021. The increase of loss from operations and net loss for the six months ended June 30, 2022 were primarily due to aforementioned upward changes in operating revenue and expenses.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended June 30, 2022 and 2021, foreign currency translation adjustments of $17,557 and $44,872, respectively, have been reported as other comprehensive income in the consolidated statements of operations and comprehensive income.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $37,659 of cash and cash equivalents, a decrease of $818,312 from our cash balance (included discontinued operations) at December 31, 2021. The decrease was primarily caused by our investing activities, which used in $2,527,559 of cash during the first half year of 2022.

Our working capital at June 30, 2022 was $928,190, an increase of $4,661,761 from our $3,733,571 in working capital deficit at December 31, 2021. The increase was primarily attributable to the company spin-off Jiarun hospital with decrease of $ 2,240,486 working capital deficit from December 31, 2021.

The primary non-cash component of our working capital at June 30, 2022 was Deferred expenses totaling $900,036. This balance was the Company’s grant of 39,130,000 shares of its common stock as officer compensation to Zhong Zhuowei upon the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510, of which $74,652 was obligation for Laidian’s paid in capital, remains $981,858 was the expense of the company for the coming next 3 years since April of 2022. During the six months ended June 30, 2022 the company record $81,822 compensation expenses.

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

Cash Flows and Capital Resources

Our cash flows for the six months ended of June 30, 2022 and 2021 are summarized below:

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	2,132,017	3,619,288
Net cash provided by (used in) investing activities	(2,827,559)	(2,096,489)
Net cash (used in) financing activities	161,795	(2,004,971)
Effect of exchange rate fluctuation on cash and cash equivalents	(284,565)	(49,884)
Net decrease in cash and cash equivalents	(818,312)	(525,056)
Cash and cash equivalents, beginning of period	855,971	844,827
Cash and cash equivalents, ending of period	$37,659	$312,771

Net Cash Provided by Operating Activities

For the six months ended June 30, 2022, we had cash flow from operating activities of $2,132,017, a decrease of $1,487,271 from $3,619,288 of cash flow for the six months ended June 30, 2021. Cash flow from operations decreased primarily because of Jiarun hospital spun off from the company result in of $1,025,961 cash flow for the company at April 1, 2022 in discontinued operations.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $2,827,559, compared to net cash used in investing activities of $2,096,489 for the six months ended June 30, 2021. The cash used in investing activities for the six months ended June 30, 2022 was mainly used for the purchase of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $161,795, as compared to net cash used in financing activities of $2,004,971 for the six months ended June 30, 2021. The cash provided by financing activities for the six months ended June 30, 2022 was mainly the company issued 39,130,000 shares of its common stock as officer compensation to Zhong Zhuowei upon the initiation of operations of Laidian with value of $1,056,510. In addition, the Company issued 6,000,000 shares of its common stock to six shareholders for sales of $60,000, and payment for lease obligation $867,508 in discontinued operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2022. Based on this evaluation, Management determined that the following material weakness existed in our internal control over financial reporting

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

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company that is not required to provide this information.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

On May 5, 2022, the Company issued 39,130,000 shares of its common stock to Zhong Zhuowei. The grant was made pursuant to the terms of an agreement in which Mr. Zhong promised to provide services to Laidian Technology (Zhongshan) Co., Ltd., a subsidiary of the Company. The shares were valued at $1,056,510. The shares were issued in a private offering to an investor who was acquiring the shares for his own account. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

On May 17, 2022, the Company issued a total of 6,000,000 share of common stock for US$60,000 at US$0.01 per share to six non-US shareholders. The US$60,000 will be used as fund for daily operations.

(b) Purchases of equity securities

On April 28, 2022 the Company transferred its ownership interest in 70% of Harbin Jiarun Hospital Co. Ltd. in exchange for 5,392,000 shares of the Company’s common stock. The exchange was made with the gentlemen who was Board of Directors Chairman of the Company at that time. On May 27, 2022, the company cancelled 5,392,000 shares of its common stock from Zhang Junsheng. Since this transaction required certain authoritative approval before effective, the publication of these transactions were delay so as to obtain all parties consent and advance authoritative approval.

Except as set forth above, the Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2022.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Zhifei Huang	Chief Executive Officer	September 15, 2022
Zhifei Huang	(Principal Executive Officer)

/s/ Chen Zhuowen	Chief Financial Officer	September 15, 2022
Chen Zhuowen	(Principal Financial and Accounting Officer)