Form 10-Q
period 2022-09-30
JRSIS HEALTH CARE Corp
filed 2022-11-14
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that can be expected for the year ended December 31, 2022.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,084	$29,847
Other receivables	3,037	-
Deferred expenses	818,215	-
Current assets of discontinued operations	-	13,836,084
Total current assets	832,336	13,865,931
Property and equipment, net	39,937	-
Right-of-use assets	21,555	-
Non-current assets of discontinued operations	-	61,826,821
Total assets	$893,828	$75,692,752

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$8,000	$66,000
Amount due to related parties	2,001	1,456,919
Other payable	-	13
Payroll payable	1,493	-
Lease liabilities - current	16,034	-
Current liabilities of discontinued operations	-	16,076,570
Total current liabilities	27,528	17,599,502
Warrant liability	-	7
Lease liabilities – non-current	5,521	-
Non-current liabilities of discontinued operations	-	24,991,063
Total liabilities	$33,049	$42,590,572

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 58,366,569 and 18,628,569 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	58,366	18,628
Additional paid-in capital	24,452,501	23,381,121
Accumulated deficits	(23,660,185)	(1,877,296)
Accumulated other comprehensive income	10,097	545,449
Total shareholders’ equity of the Company	860,779	22,067,902
Non-controlling interest	-	11,034,278
Total shareholders’ equity	860,779	33,102,180
Total liabilities and shareholders’ equity	$893,828	$75,692,752

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$-	$-	$-	$-

Operating costs and expenses:
Salaries and benefits	4,861	-	9,282	-
Stock-based compensation	81,821	-	163,643	-
Office supplies	4,927	992	34,195	6,184
Rentals and leases	4,323	-	10,435	-
Professional fee	34,362	11,556	60,850	31,701
Change in fair value of warrant liability	-	(5,077)	(7)	1,636
Depreciation	2,166	-	3,671	-
Total operating costs and expenses	132,460	7,471	282,069	39,521
Loss from operations before other income and income taxes	(132,460)	(7,471)	(282,069)	(39,521)
Other income	-	-	-	-
Loss from operations before income taxes	(132,460)	(7,471)	(282,069)	(39,521)
Income taxes	-	-	-	-
Net loss from continued operations	(132,460)	(7,471)	(282,069)	(39,521)
Net income (loss) from discontinued operations	-	548,966	(33,393,670)	2,100,025
Net income (loss)	$(132,460)	$541,495	$(33,675,739)	$2,060,504
Comprehensive income (loss):
Foreign currency translation adjustment from continued operations	3,741	7,257	21,298	52,129
Foreign currency translation adjustment from discontinued operations	-	98	301,922	353,332
Comprehensive income (loss)	$(128,719)	$548,850	$(33,352,519)	$2,465,965

Net loss from continuing operations per share of common stock
Basic earnings per share	$(0.0023)	$(0.0004)	$(0.0070)	$(0.0021)
Diluted earnings per share	$(0.0023)	$(0.0004)	$(0.0070)	$(0.0021)
Net income (loss) from discontinuing operations per share of common stock
Basic earnings per share	$-	$0.0295	$(0.8228)	$0.1142
Diluted earnings per share	$-	$0.0291	$(0.8228)	$0.1129
Net income (loss) per share of common stock
Basic earnings per share	$(0.0023)	$0.0291	$(0.8298)	$0.1120
Diluted earnings per share	$(0.0023)	$0.0287	$(0.8298)	$0.1108
Weighted average number of shares outstanding (Basic)	58,366,569	18,628,569	40,583,562	18,393,563
Weighted average number of shares outstanding (Diluted)	58,366,569	18,838,569	40,583,562	18,603,563

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Accumulated	Accumulated other comprehensive	Additional paid-in	Non- controlling	Total shareholders’
	Number	Amount	deficits	income	capital	Interest	equity
Balance at December 31, 2020	18,246,331	$18,246	$(4,109,557)	$(111,016)	$23,240,075	$9,802,677	$28,840,425
Net income	-	-	327,684	-	-	168,238	495,922
Foreign currency translation adjustment	-	-	-	(51,159)	-	(22,590)	(73,749)
Balance at March 31, 2021 (Unaudited)	18,246,331	18,246	(3,781,873)	(162,175)	23,240,075	9,948,325	29,262,598
Net income	-	-	666,350	-	-	356,737	1,023,087
Shares issued	382,238	382	-	-	141,046	-	141,428
Foreign currency translation adjustment	-	-	-	331,105	-	140,750	471,855
Balance at June 30, 2021 (Unaudited)	18,628,569	18,628	(3,115,523)	168,930	23,381,121	10,445,812	30,898,968
Net income	-	-	368,508	-	-	172,987	541,495
Foreign currency translation adjustment	-	-	-	7,325	-	30	7,355
Balance at September 30, 2021 (Unaudited)	18,628,569	$18,628	$(2,747,105)	$176,255	$23,381,121	$10,618,829	$31,447,818

	Common stock		Accumulated	Accumulated other comprehensive	Additional paid-in	Non- controlling	Total shareholders’
	Number	Amount	deficits	income	capital	Interest	equity

Balance at December 31, 2021	18,628,569	$18,628	$(1,877,296)	$545,449	$23,381,121	$11,034,278	$33,102,180
Net income	-	-	1,847,171	-	-	791,645	2,638,816
Foreign currency translation adjustment	-	-	-	149,107	-	59,103	208,210
Balance at March 31, 2022 (Unaudited)	18,628,569	18,628	(30,125)	694,556	23,381,121	11,885,026	35,949,206
Discontinued Operations adjustment	-	-	12,579,582	(694,556)	-	(11,885,026)	-
Loss from discontinuing operations	-	-	(35,949,892)	-	965,168	-	(34,984,724)
Net loss	-	-	(127,290)	-	-	-	(127,290)
Shares issued for officer compensation	39,130,000	39,130	-	-	1,017,380	-	1,056,510
Shares issued for private placement	6,000,000	6,000	-	-	54,000	-	60,000
Shares repurchase and cancellation	(5,392,000)	(5,392)	-	-	(965,168)	-	(970,560)
Foreign currency translation adjustment	-	-	-	6,356	-	-	6,356
Balance at June 30, 2022 (Unaudited)	58,366,569	58,366	(23,527,725)	6,356	24,452,501	-	989,498
Net loss	-	-	(132,460)	-	-	-	(132,460)
Foreign currency translation adjustment	-	-	-	3,741	-	-	3,741
Balance at September 30, 2022 (Unaudited)	58,366,569	$58,366	$(23,660,185)	$10,097	$24,452,501	$-	$860,779

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(33,675,739)	$2,060,504
Less: Net income (loss) from discontinued operations	(33,393,670)	2,100,025
Net loss from continued operations	(282,069)	(39,521)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,671	-
Change in fair value of warranty liability	(7)	1,636
Stock-based compensation	163,643	-
Changes in operating assets and liabilities:
Other receivables	(3,037)	-
Accounts payable	(58,000)	(62,000)
Amount due to related parties	2,001	99,739
Payroll payable	1,493	-
Net cash used in operating activities from continued operations	(172,305)	(146)
Net cash provided by operating activities from discontinued operations	3,171,627	7,378,627
Net cash provided by operating activities	2,999,322	7,378,481

Cash Flows From Investing Activities
Purchases of property and equipment	(46,367)	-
Net cash used in investing activities from continued operations	(46,367)	-
Net cash used in investing activities from discontinued operations	(2,783,041)	(6,444,421)
Net cash used in investing activities	(2,829,408)	(6,444,421)

Cash Flows From Financing Activities
Shareholder contribution to a subsidiary	69,260	-
Proceeds from issuance of common stock in private placement	60,000	-
Extinguishment of warranty liability	7	-
Net cash provided by financing activities from continued operations	129,267	-
Net cash used in financing activities from discontinued operations	(867,508)	(1,260,015)
Net cash provided by (used in) financing activities	(738,241)	(1,260,015)

Effect of exchange rate fluctuation on cash and cash equivalents	(276,560)	8,770
Net decrease in cash and cash equivalents	(844,887)	(317,185)

Cash and cash equivalents, beginning of period	855,971	844,827
Cash and cash equivalents, ending of period	$11,084	$527,642

Analysis of cash and cash equivalents
Included in cash and cash equivalents per consolidated balance sheets	$11,084	$30,905
Included in cash and cash equivalents of discontinued operations	-	496,737
Cash and cash equivalents, end of period	$11,084	$527,642

Supplemental disclosure of cash flow information
Continuing operations:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Discontinued operations:
Cash paid for income taxes	$(13,086)	$(25,194)
Cash paid for interest	$(406,544)	$(1,076,691)
Supplemental disclosure of non-cash activities
Shares issued for officer compensation	$(1,056,510)	$-
Shares repurchase and cancellation	$(970,560)	$-

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

JRSIS Health Care Corporation (the “Company” or “JRSS”) was incorporated on November 20, 2013 under the laws of the State of Florida. In December 2013, JRSS acquired 100% of the equity in JRSIS Health Care Limited (“JHCL”), which is a Limited Liability Company registered in British Virgin Island (“BVI”) on February 25, 2013. JHCL owns 100% of the equity in Runteng Medical Group Co., Ltd (“Runteng”), a limited liability company registered in Hong Kong on September 17, 2012. Until March 31, 2022, Runteng owned 70% equity interest in Harbin Jiarun Hospital Co., Ltd (“Jiarun”), a for-profit hospital incorporated in Harbin City of Heilongjiang, China in February 2006. The remaining 30% equity interest in Jiarun is owned by Junsheng Zhang, who was the Chairman of the Board of JRSIS Health Care Corporation until April 28, 2022.

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

On April 12, 2022, Runteng has set up and owned 100% of the equity in Laidian Technology (Zhongshan) Co., Ltd (“Laidian”), a wholly foreign-owned enterprise (“WFOE”) subsidiary to engage in the business of providing charging services to electric vehicles incorporated in Zhongshan City of Guangdong, China.

Spin-Off of Harbin Jiarun Hospital Co., Ltd.

On April 28, 2022 JRSIS completed the spin-off of its subsidiary Jiarun. as JRSIS’s subsidiary Runteng transferred its 70% equity interest in Jiarun to Zhang Junsheng (the “Spin-Off”). In exchange for the 70% equity interest in Jiarun, Zhang Junsheng transferred 5,392,000 shares of JRSIS’ common stock to Runteng.

After the Spin-Off, JRSIS does not beneficially own any equity interest in Jiarun and will no longer consolidate Jiarun’s financial results with the financial results of JRSIS as on April 1, 2022. According to spin-off agreement on April 28, 2022, the effective date of spin-off was April 1, 2022, Commencing on the second quarter of fiscal year 2022, Jiarun’s historical financial results for periods prior to April 1, 2022 was reclassified and reflected in JRSIS’s consolidated financial statements as a discontinued operation for comparative purposes.

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

C. Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

The exchange rates used for foreign currency translation are as follows:

Nine Months Ended September 30,
		2022	2021
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.0998 / 7.8499	6.4580 / 7.7867
Revenue and expenses	period average	6.6410 / 7.8358	6.4706 / 7.7670

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the nine months ended September 30, 2022 and 2021, no customer accounted for more than 10% of net revenue. As of September 30, 2022 and December 31, 2021, no customer accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at September 30, 2022	Fair Value Measurement at September 30, 2022 (Unaudited)
	(Unaudited)	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$-	$-

A summary of changes in warrant liability for the nine months ended September 30, 2022 was as follows:

Balance at January 1, 2022	$7
Change in fair value of warrant liability	(7)
Balance at September 30, 2022 (Unaudited)	$-

The fair value of the outstanding warrants was calculated using the Binomial Option Pricing Model, as of the date of filling this report, there was no outstanding warrants.

Cash and cash equivalents, other receivables, deferred expenses, accounts payable, amount due to related parties, other payable and payroll payable are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s lease liabilities also approximates carrying value as they bear interest at current market rates.

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

L. Shares Issued for Officer’s Compensation

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

Share-based payment awards granted to a customer shall be measured and classified according to the terms of award. A share-based payment transaction shall be measured based on the fair value. On May 5, 2022, the Company issued 39,130,000 shares of its common stock as officer compensation to Zhong Zhuowei upon the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510, of which $74,652 was obligation for Laidian’s paid in capital, remaining $981,858 was the expense of the Company for 3 years since April of 2022. For the three months ended September 30, 2022, the Company recorded $81,821 compensation expenses. For the nine months ended September 30, 2022, the Company recorded $163,643 compensation expenses.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. DISCONTINUED OPERATIONS

On April 28, 2022 the subsidiary of JRSS, Runteng entered into an agreement regarding a transfer of Jiarun’s equity interest with Zhang Junsheng, who was the Chairman of JRSS until April 28, 2022. Pursuant to the agreement, Runteng transferred equity in Jiarun, representing 70% of equity interest in Jiarun to Mr. Zhang and Mr. Zhang transferred 5,392,000 shares of JRSS’s common stock to Runteng.

After the Spin-Off, JRSIS did not beneficially own any equity interest in Jiarun and will no longer consolidate Jiarun’s financial results with financial results of JRSS. Commencing on the second quarter of fiscal year 2022, Jiarun’s historical financial results for periods prior to April 1, 2022 was reclassified and reflected in JRSS’s consolidated financial statements as a discontinued operation.

Since this transaction required certain authoritative approval before effective, the publication of these transactions were delay so as to obtain all parties consent and advance authoritative approval.

The following table presents the components of discontinued operations in relation to Jiarun reported in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	-	12,158,880	15,619,411	31,225,714
Operating costs and expenses	-	11,416,984	12,023,149	28,312,851
Income from operations before other loss and income taxes	-	741,896	3,596,262	2,912,863
Other loss	-	(723)	(36,061,556)	(37,324)
Income (loss) from operations before income taxes	-	741,173	(32,465,294)	2,875,539
Income taxes	-	192,207	928,376	775,514
Net income (loss) from discontinued operations	-	548,966	(33,393,670)	2,100,025

The following table presents the major classes of assets and liabilities of discontinued operations of Jiarun reported in the consolidated balance sheets:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Cash and cash equivalents	$-	$826,124
Accounts receivable, net	-	7,544,033
Inventories	-	1,771,158
Other receivables	-	83,685
Prepayments	-	2,812,156
Amount due from related parties	-	337,597
Deferred expenses	-	461,331
Current assets of discontinued operations	-	13,836,084

Construction in progress	-	3,240,774
Property and equipment, net	-	33,162,817
Long term deferred expenses	-	2,117,763
Deposits for capital leases	-	967,950
Right-of-use assets	-	22,337,517
Non-current assets of discontinued operations	-	61,826,821

Accounts payable	$-	$12,366,017
Notes payable	-	629,050
Deposits received	-	3,894
Amount due to related parties	-	(1,455,677)
Other payable	-	68,425
Deferred tax payable	-	308,491
Tax payable	-	420,796
Payroll payable	-	1,058,618
Lease liabilities – current	-	2,676,956
Current liabilities of discontinued operations	-	16,076,570

Lease liabilities – non-current	-	20,380,899
Deferred tax payable	-	3,993,209
Other capital lease payable	-	616,955
Non-current liabilities of discontinued operations	-	24,991,063

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 4. PROPERTY AND EQUIPMENT, NET

At September 30, 2022 and December 31, 2021, property and equipment, net, consisted of:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Transportation equipment	$42,621	$-
Office equipment and others	749	-
Total property and equipment at cost	43,370	-
Accumulated depreciation	(3,433)	-
Total property and equipment, net	$39,937	$-

The Company recorded depreciation expense of $2,166 and $nil for the three months ended September 30, 2022 and 2021, respectively, and $3,671 and $nil for the nine months ended September 30, 2022 and 2021, respectively.

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

Operating lease

In March 2022, Laidian leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from April 2022, Laidian is committed to make lease payments of approximately $1,528 per month for 23 months.

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

As of September 30, 2022, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

September 30, 2022
(Unaudited)
Assets
Right-of-use assets	$21,555
Total	$21,555
Liabilities
Lease liabilities- Current	16,034
Lease liabilities- Non-current	5,521
Total	$21,555

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31,	Amount
2022	$3,935
2023	16,231
2024	1,389
Total	$21,555

The Company has recorded operating lease expense of $4,323 and $352,600 ($nil for the Company, $352,600 for discontinued operations) for the three months ended September 30, 2022 and 2021, respectively, and $10,435 and $902,327 ($nil for the Company, $902,327 for discontinued operations) for the nine months ended September 30, 2022 and 2021, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 5. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

At September 30, 2022 right-of-use assets, net consist of:

September 30, 2022
(Unaudited)
Right-of use assets	$30,552
Accumulated amortization	(8,997)
Total right-of-use assets, net	$21,555

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

The following table shows the components of the allowance for US income tax recorded for the nine months ended September 30, 2022:

Amounts
Profit before income tax	$702,372
Tax rate at 21%	147,498
Nontaxable income	(191,272)
Disallowed tax losses	43,774
Income tax expense	$-

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. INCOME TAX EXPENSE (Continued)

The following table shows the components of the allowance for Hong Kong income tax recorded for the nine months ended September 30, 2022:

Amounts
Loss before income tax	$-
Tax rate at 16.5%	-
Disallowed tax losses	-
Income tax expense	$-

PRC

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

The following table shows the components of the allowance for PRC income tax recorded for the nine months ended September 30, 2022:

Amounts
Current income tax expense	$-
Deferred income tax expense	-
Income tax expense from continuing operation	$-

Reconciliation:

Amounts
Income tax at statutory rate	$-
Income tax expense from continuing operation	$-

NOTE 8. RELATED PARTY TRANSACTIONS

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

Name of related parties	September 30, 2022	December 31, 2021
	(Unaudited)
Zhuowei Zhong (i)	$2,001	$-
Harbin Jiarun Hospital Co., Ltd. (ii)	-	1,456,919
	$2,001	$1,456,919

(i)	Amount due to Zhuowei Zhong, the Chairman of the Company, represented operational expenses paid by Mr. Zhong for the daily operation of the Company.

(ii)	Amount due to Jiarun represented the operational expenses paid by Jiarun on behalf of the Company.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RELATED PARTY TRANSACTIONS (Continued)

Related parties’ transactions

Related parties’ transactions consisted of the following for the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Stock-based compensation paid to:
Zhong Zhuowei (#1)	$163,643	$-
Purchase of pharmaceuticals and medical material from:
Harbin Jiarun Pharmacy Co., Ltd (#2)	-	14,365

(#1)	Zhong Zhuowei is major shareholder holding 80.7% and 0% of the Company’s issued and outstanding common stock as of September 30, 2022 and September 30, 2021, respectively. On May 5, 2022, the Company issued 39,130,000 shares of its common stock to Zhong Zhuowei, pursuant to “agreement on the establishment of Laidian”, as compensation to serve as management to setup Laidian. As Mr. Zhong had previously acquired 8,000,000 shares in private transactions, he owned 47,130,000 shares (80.7%) of the Company’s common stock as on May 5, 2022.

(#2)	The transaction represented the purchase of pharmaceuticals and medical material from Harbin Jiarun Pharmacy Co., Ltd for discontinued operations.

NOTE 9. BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common stock and, if dilutive, potential common stock outstanding during the period. Potential common stock comprise shares issuable upon the exercise of share-based awards, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income (loss) available to common stockholders is shown as follows:

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) available to common stockholders	$(33,675,739)	$2,060,504
Net loss from continued operations	(282,069)	(39,521)
Net income (loss) from discontinued operations	(33,393,670)	2,100,025
Denominator:
Basic weighted average number of shares outstanding	40,583,562	18,393,563
Diluted weighted average number of shares outstanding	40,583,562	18,603,563
Net income (loss) per share:
Net income (loss) per share of common stock
Basic earnings per share	$(0.8298)	$0.1120
Diluted earnings per share	$(0.8298)	$0.1108
Net loss from continuing operations per share of common stock
Basic earnings per share	$(0.0070)	$(0.0021)
Diluted earnings per share	$(0.0070)	$(0.0021)
Net income (loss) from discontinuing operations per share of common stock
Basic earnings per share	$(0.8228)	$0.1142
Diluted earnings per share	$(0.8228)	$0.1129

The dilutive earnings per share will not be computed if the effect would be anti-dilutive.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 10. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of September 30, 2022 and December 31, 2021.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of September 30, 2022 and December 31, 2021.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 11. COMMON STOCK

On March 17, 2022, the Company entered into an agreement on the establishment of Laidian with Zhong Zhuowei. The agreement contained a covenant by Zhong Zhuowei to fund the operations of Laidian, which is 100% owned by Runteng, in consideration of Mr. Zhong’s financial commitment and commitment to provide management services, the Company agreed to issue 39,130,000 shares of its common stock to Zhong Zhuowei upon the initiation of operations of Laidian. On May 5, 2022, the Company issued 39,130,000 shares of its common stock to Zhong Zhuowei. As Mr. Zhong had previously acquired 8,000,000 shares in private transactions, he owned 47,130,000 shares (80.7%) of the Company’s common stock as on May 5, 2022.

On May 17, 2022, the Company issued a total of 6,000,000 share of common stock for US$60,000 at US$0.01 per share to six non-US shareholders.

On April 28, 2022, Runteng entered into an agreement regarding a transfer of Jiarun’s equity with Zhang Junsheng. Pursuant to the transfer agreement, Runteng transferred to Mr. Zhang equity interest in Jiarun, representing 70% of equity interest in Jiarun and Mr. Zhang transferred to Runteng 5,392,000 shares of the Company’s common stock. On May 27, 2022, the Company cancelled the respecrtive 5,392,000 shares of the Company’s common stock. Since this transaction required certain authoritative approval before effective, the publication of these transactions were delay so as to obtain all parties consent and advance authoritative approval. As of May 27, 2022, the issued and outstanding share number of the Company was 58,366,569, the balance of the number of shares held by Mr. Zhang and Mr. Zhong were nil (0%) and 4,7130,000 (80.7%), respectively.

There were 58,366,569 and 18,628,569 common stock issued and outstanding at September 30, 2022 and December 31, 2021 respectively.

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

On November 20, 2013, Junsheng Zhang, the senior officer of Jiarun, established JRSIS Health Care Corporation, a Florida corporation (“JRSS” or the “Company”). On February 25, 2013, the officer of Jiarun established JRSIS Health Care Limited (“JHCL”), as a wholly owned subsidiary of the Company, and on September 17, 2012, the officer of Jiarun established Runteng Medical Group Co., Ltd (“Runteng”), as a wholly owned subsidiary of JHCL. Until April 28, 2022 Runteng, a Hong Kong registered Investment Company, held 70% equity interest in Jiarun.

On December 20, 2013, the Company acquired 100% of the issued and outstanding capital stock of JHCL, for 12,000,000 shares of its common stock. JHCL, through its wholly owned subsidiary, Runteng Medical Group Co., Ltd, holds majority ownership in Jiarun, a company duly incorporated, organized and validly existing under the laws of China. As the parent company, JRSS relies on Jiarun to conduct 100% of its businesses and operations.

On March 17, 2022, the Company entered into an agreement on the establishment of Laidian Technology (Zhongshan) Co., Ltd. (“Laidian”) with Zhong Zhuowei. The agreement contains a covenant by Zhong Zhuowei to fund the operations of Laidian which is 100% owned by Runteng, in consideration of Mr. Zhong’s financial commitment and commitment to provide management services, the Company agreed to issue 39,130,000 shares of its common stock to Zhong Zhuowei upon the initiation of operations of Laidian.

On April 12, 2022, Runteng has setup and owned 100% of the equity in Laidian to engage in the business of providing charging services to electric vehicles incorporated in Zhongshan City of Guangdong, China.

On April 28, 2022, JRSS completed the spin-off of its subsidiary Jiarun, as JRSS’s subsidiary Runteng transferred its 70% equity interest in Jiarun to Zhang Junsheng (the “Spin-Off”). In exchange for the 70% equity interest in Jiarun, Zhang Junsheng transferred to Runteng 5,392,000 shares of JRSS’ common stock.

On May 5, 2022, JRSS issued 39,130,000 shares of its common stock to Zhong Zhuowei. Under “agreement on the establishment of Laidian” to serve as a management and set up the Laidian. As Mr. Zhong had previously acquired 8,000,000 shares in private transactions, he owned 47,130,000 shares (80.7%) of JRSS’s common stock as on May 5, 2022.

On May 17, 2022, the Company issued a total of 6,000,000 share of common stock for US$60,000 at US$0.01 per share to six non-US shareholders.

Critical Accounting Policies and Management Estimates

In preparing our financial statements, we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the periods ended September 30, 2022, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations for Three and Nine Months Ended September 30, 2022 and 2021

The following table shows key components of the results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

Net sales	-	-	-	-
Operating costs and expenses:
Salaries and benefits	4,861	-	4,861	n/a
Stock-based compensation	81,821	-	81,821	n/a
Office supplies	4,927	992	3,935	397%
Rentals and leases	4,323	-	4,323	n/a
Professional fee	34,362	11,556	22,806	197%
Change in fair value of warrant liability	-	(5,077)	5,077	(100)%
Depreciation	2,166	-	2,166	n/a
Total operating costs and expenses	132,460	7,471	124,989	1673%
Loss from operations before other income and income taxes	(132,460)	(7,471)	(124,989)	1673%
Other income	-	-	-	-
Loss from operations before income taxes	(132,460)	(7,471)	(124,989)	1673%
Income taxes	-	-	-	-
Net loss from continued operations	(132,460)	(7,471)	(124,989)	1673%
Net income from discontinued operations	-	548,966	(548,966)	(100)%
Net income (loss)	$(132,460)	$541,495	$(673,955)	(124)%
Comprehensive income (Loss):
Foreign currency translation adjustment from continued operations	3,741	7,257	(3,516)	(48)%
Foreign currency translation adjustment from discontinued operations	-	98	(98)	(100)%
Comprehensive income (loss)	$(128,719)	$548,850	$(677,569)	(123)%

	Nine Months Ended September 30,		Change
	2022	2021	$	%

Net sales	-	-	-	-
Operating costs and expenses:
Salaries and benefits	9,282	-	9,282	n/a
Stock-based compensation	163,643	-	163,643	n/a
Office supplies	34,195	6,184	28,011	453%
Rentals and leases	10,435	-	10,435	n/a
Professional fee	60,850	31,701	29,149	92%
Change in fair value of warranty liability	(7)	1,636	(1,643)	(100)%
Depreciation	3,671	-	3,671	n/a
Total operating costs and expenses	282,069	39,521	242,548	614%
Loss from operations before other income and income taxes	(282,069)	(39,521)	(242,548)	614%
Other income	-	-	-	-
Loss from operations before income taxes	(282,069)	(39,521)	(242,548)	614%
Income tax	-	-	-	-
Net loss from continued operations	(282,069)	(39,521)	(242,548)	614%
Net income (loss) from discontinued operations	(33,393,670)	2,100,025	(35,493,695)	(1690)%
Net income (loss)	$(33,675,739)	$2,060,504	$(35,736,243)	(1734)%
Comprehensive income (loss):
Foreign currency translation adjustment from continued operations	21,298	52,129	(30,831)	(59)%
Foreign currency translation adjustment from discontinued operations	301,922	353,332	(51,410)	(15)%
Comprehensive income (loss)	$(33,352,519)	$2,465,965	$(35,818,484)	(1453)%

Operating Costs and Expenses

The Company’s continued operations for the nine months ended September 30, 2022 consisted of organizing its subsidiary Laidian and collecting the equipment, facilities and personnel that will be needed for Laidian’s operations. Total operating costs and expenses were $282,069 for the nine months ended September 30, 2022, 58% of which was attributable to the Company’s grant of 39,130,000 shares of its common stock as officer compensation to Zhong Zhuowei upon the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510, of which $74,652 was obligation for Laidian’s paid in capital, remaining $981,858 was the expense of the Company for the coming next 3 years since April of 2022. For the nine months ended September 30, 2022 the Company record $163,643 stock-based compensation expenses.

Loss from operations and net loss

Loss from continued operations before income taxes was $282,069 for the nine months ended September 30, 2022, attributable to the $163,643 stock-based compensation expenses incurred by issuing 39,130,000 shares of common stock to the Company’s new Chairman, Zhong Zhuowei.

On April 28, 2022, the Company completed the spin-off of its subsidiary Jiarun, as a result, the Company record $33,393,670 net loss from discontinuing operations.

After deducting the provision for income tax, the Company’s net loss for the nine months ended September 30, 2022 was $33,675,739, representing an increase of $35,736,243 or 1734%, from net income of $2,060,504 recorded for the nine months ended September 30, 2021. The increase of loss from operations to net loss for the nine months ended September 30, 2022 were primarily due to Jiarun’s less satisfactory operation results.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the nine months ended September 30, 2022 and 2021, foreign currency translation adjustments of $21,298 and $52,129, respectively, have been reported as other comprehensive income in the consolidated statements of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of September 30, 2022, the Company had $11,084 of cash and cash equivalents, a decrease of $844,887 from our cash and cash equivalents balance (included discontinued operations) at December 31, 2021. The decrease was primarily caused by our net cash used in investing activities, which was $2,829,408 for the nine months ended September 30, 2022.

Our working capital at September 30, 2022 was $804,808, an increase of $4,538,379 from our $3,733,571 in working capital deficit at December 31, 2021. The increase was primarily attributable to the Company spin-off Jiarun with decrease of $2,240,486 working capital deficit from December 31, 2021.

The primary non-cash component of our working capital at September 30, 2022 was deferred expenses totaling $818,215. This balance was the Company’s grant of 39,130,000 shares of its common stock as officer compensation to Zhong Zhuowei upon the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510, of which $74,652 was obligation for Laidian’s paid in capital, remaining $981,858 was the expense of the Company for the next 3 years since April of 2022. For the nine months ended September 30, 2022 the Company record $163,643 stock-based compensation expenses.

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

Cash Flows and Capital Resources

Our cash flows for the nine months ended of September 30, 2022 and 2021 are summarized below:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$2,999,322	$7,378,481
Net cash used in investing activities	(2,829,408)	(6,444,421)
Net cash used in financing activities	(738,241)	(1,260,015)
Effect of exchange rate fluctuation on cash and cash equivalents	(276,560)	8,770
Net decrease in cash and cash equivalents	(844,887)	(317,185)
Cash and cash equivalents, beginning of period	855,971	844,827
Cash and cash equivalents, ending of period	$11,084	$527,642

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2022, we had cash flow from operating activities of $2,999,322, a decrease of $4,379,159 from $7,378,481 of cash flow for the nine months ended September 30, 2021. Cash flow from operations decreased primarily because Jiarun hospital spun off from the Company resulting in $3,171,627 cash outflow from the Company at April 1, 2022 in discontinued operations.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $2,829,408, compared to net cash used in investing activities of $6,444,421 for the nine months ended September 30, 2021. The cash used in investing activities for the nine months ended September 30, 2022 was mainly used for the purchase of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $738,241, as compared to net cash used in financing activities of $1,260,015 for the nine months ended September 30, 2021. The cash provided by financing activities for the nine months ended September 30, 2022 was mainly because the Company acquired Laidian in April 2022. In addition, the Company issued 6,000,000 shares of its common stock to six shareholders for sales of $60,000, and payment for lease obligation $867,508 in discontinued operations.

Although our current resources and cash flows may be adequate to pay our current ongoing obligations, we anticipate that our future liquidity requirements will arise from the need to fund our growth and future capital expenditures. The primary sources of funding for such growth requirements are expected to be additional funds raised from the sale of equity and/or debt financing from all available sources. However, we can provide no assurances that we will be able to obtain additional financing on terms satisfactory to us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2022. Based on this evaluation, Management determined that the following material weakness existed in our internal control over financial reporting

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

Except as set forth above, the Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2022.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Zhifei Huang	Chief Executive Officer	November 14, 2022
Zhifei Huang	(Principal Executive Officer)

/s/ Chen Zhuowen	Chief Financial Officer	November 14, 2022
Chen Zhuowen	(Principal Financial and Accounting Officer)