Form 10-K
period 2022-12-31
JRSIS HEALTH CARE Corp
filed 2023-04-17
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to____________

Commission file number: 000-56013

JRSIS HEALTH CARE CORPORATION

(Exact name of registrant as specified in its charter)

Florida	46-4562047
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

3/F Building A, De Run Yuan

No. 19 Chang Yi Road, Chang Ming Shui

Wu Gui Shan, Zhong Shan City 528458

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: +86-760-88963658

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the prece$786,559ing 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12 b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting common stock held by non-affiliates computed by reference to the closing price as of the last business day of the quarterly period ended June 30, 2022 was $786,560.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were 58,366,569 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

ITEM 1. BUSINESS

Corporate Structure

JRSIS Health Care Corporation (the “Company” or “JRSS”) was incorporated on November 20, 2013 under the laws of the State of Florida. In December 2013, JRSS acquired 100% of the equity in JRSIS Health Care Limited (“JHCL”), which is a privately held Limited Liability Company registered in British Virgin Island (“BVI”) on February 25, 2013. JHCL owns 100% of the equity in Runteng Medical Group Co., Ltd (“Runteng”), a limited liability company registered in Hong Kong on September 17, 2012. Until March 31, 2022, Runteng owned 70% of the equity in Harbin Jiarun Hospital Co., Ltd (“Jiarun”). a for-profit hospital incorporated in Harbin City of Heilongjiang, China in February 2006. The remaining 30% equity in Jiarun was owned by Junsheng Zhang, who is the Chairman of the Board of JRSIS Health Care Corporation until April 28, 2022.Jiarun operates a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

On April 12, 2022, Runteng organized and acquired 100% of the equity in Laidian Technology (Zhongshan) Co., Ltd (“Laidian”), a wholly foreign-owned enterprise (“WFOE”) subsidiary. The Company established Laidian to engage in the business of providing charging services to electric vehicles with the headquarter in Zhongshan City of Guangdong, China.

On April 28, 2022 JRSIS completed the spin-off of its subsidiary Jiarun. as Runteng transferred its 70% equity interest in Jiarun to Zhang Junsheng (the “Spin-Off”). In exchange for the 70% equity interest in Jiarun, Zhang Junsheng transferred 5,392,000 shares of JRSIS’ common stock to Runteng, which surrendered the shares to the JRSIS treasury.

After the Spin-Off, JRSIS does not beneficially own any equity interest in Jiarun. According to spin-off agreement on April 28, 2022, the effective date of spin-off was April 1, 2022.

Our present corporate structure is as follows:

Our Business

Until April 28, 2022, we operated Jiarun Hospital and its two branch hospitals, collectively being a private hospital with 950 beds located in Harbin, the capital of Heilongjiang Province in northeastern China. Jiarun Hospital offers patients care and pharmaceuticals in the areas of both Western and Chinese medical practices.

On April 28, 2022 JRSIS completed the spin-off of its subsidiary Jiarun. On April 12, 2022, Runteng organized and acquired 100% of the equity in Laidian Technology (Zhongshan) Co., Ltd (“Laidian”), a wholly foreign-owned enterprise (“WFOE”) subsidiary. The Company established Laidian to engage in the business of providing charging services to electric vehicles with the headquarter in Zhongshan City of Guangdong, China.

Laidian was organized in 2022 to engage in the business of constructing and operating charging stations for electric vehicles (“EV”). The Company’s Board of Directors appointed Zhuowei Zhong as the Company’s Chief Executive Officer primarily because he has extensive experience in the business of distributing and operating EV charging stations. Our ambition is to build Laidian into a central participant in this growing industry.

In this, our first year of operation, we are focusing our efforts on building a group of consulting clients who are themselves distributors of charging stations. We are undertaking this top-down approach to the industry in part because we lack sufficient financial resources to compete directly with the major participant in the industry. But of equal importance is the opportunity for market impact that we will gain by positioning ourselves as leaders in the charging station industry. As those to whom we provide our services and guidance spread throughout the EV world, they will advertise our brand as their authoritative source for technological and commercial knowledge about the charging station industry, and so our brand will gain value among the relevant participants in the EV world. Our goal is that, when we have secured the financing necessary to compete in the charging station community, we will already be known and identified with quality and know-how related to charging stations.

Our main business at this time, therefore, is to provide consulting services relating to the planning and design of new energy charging piles to customer in Guangzhou City, the capital of Guangdong Province of the PRC. Our customers are enterprises that are either initiating their participation in this industry in general or expanding their operations to Guangzhou. In either case, a customer who engages Laidian, will receive, among other things:

●	a survey report on the distribution of new energy charging piles that have been built and are under construction in the district of Guangzhou City in which the customer intends to distribute its stations;,

●	a business plan based upon an analysis of the existing distribution of charging piles in the target market;

●	a site selection plan identifying prospective locations where charging piles can be built;

●	a plan of the electric equipment design plus the type of charging piles to be used;

●	a plan of the construction and the construction method; as well as

●	the design and sample drawings of the foundation for the piles,

Customers

At present, the Company's primary customer is Zhongke Kuaichong (Guangzhou) New Energy Co., Ltd. The Company is increasing its marketing efforts and is negotiating consulting agreements with a number of customers. The company's professional services have won high praise from existing and potential customers.

The Charging Station Industry in China

In recent decades, China’s rapid economic growth has enabled more and more consumers to buy their own cars. The result has been the creation of the largest automotive market in the world—but also serious urban air pollution, high greenhouse gas emissions, and growing dependence on oil imports. To counteract those troubling trends, the Chinese government has imposed policies to encourage the adoption of plug-in electric vehicles (EVs). Since buying an EV costs more than buying a conventional internal combustion engine vehicle, in 2009 the government began to provide generous subsidies for EV purchases. As a result, China became the world’s largest market for EV’s, accounting for approximately 50% of global sales. In 2020 1.1 million EVs were produced and sold in China. The central government’s “New Energy Vehicle Industry Development Plan (2021 - 2035) predicted that sales of new energy vehicles would account for 20% of car sales in China in 2025. In fact, during 2022, EV sales represented 22% of new car sales.

As the number of EV purchases grew, paying for the subsidies became extremely costly for the government. As a result, beginning in 2020, China’s government began to phase out the subsidies and instead rely on a mandate imposed on car manufacturers. The mandate requires that a certain percent of all vehicles sold by a manufacturer each year must be battery-powered. To avoid financial penalties, every year manufacturers must earn a stipulated number of points, which are awarded for each EV produced based on a complex formula that takes into account range, energy efficiency, performance, and more. The requirements get tougher over time, with a goal of having EVs make up 40% of all car sales in China by 2030.

The mandate on vehicle manufacturers to produce EVs is supplemented by a number of Chinese government policies:

●	Tax exemptions. The Chinese government exempts electric vehicles from consumption and sales taxes, which can save purchasers tens of thousands of RMB (equivalent to thousands of dollars). It also waives 50% of vehicle registration fees for electric vehicles.

●	Procurement. The Chinese government also uses its procurement power to promote electric vehicles. A May 2016 order required that half of new vehicles purchased by China’s central government be new energy vehicles within five years.

●	New auto factory requirements. Chinese regulations strongly discourage the construction of factories for manufacturing internal combustion engine vehicles only. Subject to exceptions that are difficult to satisfy, any new vehicle factory is required to include capacity for the construction of electric vehicles.

Since EVs will be useless without charging stations, the Chinese central government has promoted the development of EV charging infrastructure as a matter of national policy. As the central government has withdrawn subsidies for purchase of EVs, it has redirected a significant portion of those funds to support the development of EV infrastructure, primarily charging stations. In November 2020, the General Office of the State Council promulgated its “Development Plan of the New Energy Vehicle Industry (2021 - 2035), in which it mandated financial support for the construction of charging stations and proposed preferential policies with respect to allocation of space in parking lots to charging stations. China State Grid and China Southern Grid, China’s two state-owned electric utilities, both have programs to promote the development of electric vehicle charging infrastructure.

Guangdong Province has also been aggressive in support of EVs and EV infrastructure. During 2022 the number of EVs sold in Guangdong Province doubled compared to sales in 2021, and now one-eighth of the EVs manufactured in the PRC are manufactured in Guangdong Province. To support this push toward EVs, Guangdong Province now has more charging stations than any other province in China – and three times as many charging facilities as are located in the entire United States. The Province subsidizes certain purchases of EVs, and encourages insurance companies to provide preferential premiums for EVs. The government of Guangdong Province gives every indication that it will continue to support the expansion of the charging station network indefinitely, with an ultimate goal of maximizing the conversion of vehicular traffic to electric.

Competition

The Company is operating in the growing market of new energy charging piles, which is becoming increasingly competitive due to the growing demand for electric vehicles and the government's push towards cleaner energy. The competition the Company is facing can be broadly categorized into the following:

1.	Established players: The new energy charging pile market is already populated with a number of established players such as State Grid, Southern Power Grid, and other major energy companies. These companies have a strong brand presence, financial resources, and expertise in the energy sector. They also have established relationships with customers and are likely to be strong competitors for the Company.

2.	New entrants: The market for new energy charging piles is attracting a growing number of new entrants, ranging from start-ups to established companies diversifying into the market. These competitors are also likely to be aggressive in pursuing market share and have the potential to disrupt the market.

3.	Technological changes: The charging technology for electric vehicles is constantly evolving, and competitors are investing heavily in developing new charging technologies such as wireless charging, fast charging, and ultra-fast charging. These technological changes could lead to new entrants and disrupt existing market players.

4.	Regulatory environment: The regulatory environment for the new energy charging pile market is evolving rapidly, and competitors are likely to be affected by changes in regulations and policies related to the development of the new energy industry. These changes could favor some players and disadvantage others.

In summary, the Company is operating in a highly competitive market, facing competition from established players, new entrants, technological changes, and regulatory environment changes. The Company are developing a strong value proposition and endeavoring to build a competitive advantage to succeed in the market.

Marketing

The Company is developing a brand identity that reflects the Company's values and mission. This includes developing a unique logo, website, and marketing materials that are visually appealing and clearly communicate the Company's value proposition. The Company also plans to further strengthen our marketing efforts and improve our brand awareness through the following actions:

1.	Leverage social media: Social media platforms such as WeChat, Weibo, and LinkedIn can be used to build awareness of our brand, share Company news and updates, and engage with potential customers. The Company can also consider partnering with influencers in the electric vehicle or sustainability space to reach a wider audience.

2.	Attend industry events: The Company will attend industry events such as trade shows, conferences, and seminars to network with potential customers and partners. These events can also provide valuable insights into industry trends and customer needs.

3.	Foster partnerships: The Company is seeking out partnerships with property developers, government agencies, and other companies in the new energy space. By partnering with these organizations, Laidian can expand its reach and access new customer segments.

4.	Overall, by developing a brand identity, leveraging social media, attending industry events, and fostering partnerships, The Company can build awareness of its brand and generate leads in the highly competitive market.

PRC Laws and Regulations Affecting Our Business

There are several PRC laws and regulations that could affect the Company's business, including:

1.	Regulations on new energy vehicles: The Chinese government has implemented a number of regulations and policies aimed at promoting the development and adoption of new energy vehicles, including electric vehicles. These policies could create opportunities for the Company as demand for electric vehicle charging infrastructure increases.

2.	Intellectual property laws: The Company may be subject to intellectual property laws related to patents, trademarks, and copyrights. This could impact the company's ability to protect its intellectual property and may affect its competitive position.

It is important for Laidian to stay up-to-date with any changes or developments in these and other relevant laws and regulations in order to ensure compliance and mitigate any potential risks or challenges to its business operations.

Taxes

Enterprise income tax is defined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

Employees

As of December 31, 2022, we had 3 employees, None of our employees are represented by a labor union or similar collective bargaining organization.

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

Risks Related to Our Business

Laidian will face intense competition. It will not achieve market share and customers if it fails to compete effectively.

The demand for charging stations in China is strong, and the barriers to entry into the supply market are not great. So there are many enterprises competing to meet the demand. Laidian’s competitors will include international giants such as Tesla, as well as several major Chinese suppliers of charging stations, as well as many low volume suppliers similar to Laidian. Increased competition may adversely affect its margins, market share and brand recognition, or result in significant losses. When Laidian sets prices for energy, it has to consider how competitors have set prices, since electricity is fungible. When they cut prices or offer additional benefits to compete with Laidian, Laidian may have to lower its own prices or offer additional benefits or risk losing market share, either of which could harm our financial condition and results of operations.

Some of the competitors will have longer operating histories, greater brand recognition, better supplier relationships, larger customer bases and greater financial, technical and marketing resources than Laidian has. These and other smaller companies may receive investment from or enter into strategic relationships with well-established and well-financed companies or investors, which would help enhance their competitive positions. Some of the competitors may be able to secure more favorable terms from suppliers, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to their website, mobile application and systems development. We cannot assure you that Laidian will be able to compete successfully against current or future competitors, and competitive pressures may have a material and adverse effect on its business, financial condition and results of operations.

If we are unable to hire, retain or motivate qualified personnel, consultants, and advisors, we may not be able to grow effectively.

At the present time, we have only three employees: our management team. Our ability to grow as a public company will be largely dependent on our ability to recruit highly skilled individuals. Future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, all future success depends largely on our ability to retain key consultants and advisors. We cannot assure that any skilled individuals will agree to become an employee or consultant for the Company. Our inability to retain their services could negatively impact our business and our ability to execute our business strategy.

We may not be able to obtain additional funding to meet our requirements.

Our ability to enter into the business of constructing and distributing EV charging stations depends upon our ability to obtain financing through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. If our access to existing credit facilities is not available, and if other funding does not become available, there could be a material adverse effect on our business.

The EV charging market is characterized by rapid technological change, which requires Laidian to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of its products and Laidian’s financial results.

Continuing technological changes in battery and other EV technologies could adversely affect adoption of current EV charging technology and/or Laidian’s products. Laidian’s future success will depend upon its ability to develop and introduce a variety of new product offerings to address the changing needs of the EV charging market. As new products are introduced, gross margins tend to decline in the near term and improve as the product become more mature and with a more efficient manufacturing process.

As EV technologies change, Laidian may need to upgrade or adapt its charging station technology and introduce new products and services in order to serve vehicles that have the latest technology, in particular battery cell technology, which could involve substantial costs. Even if Laidian is able to keep pace with changes in technology and develop new products and services, its research and development expenses could increase, its gross margins could be adversely affected in some periods and its prior products could become obsolete more quickly than expected.

If Laidian is unable to devote adequate resources to develop products or cannot otherwise successfully develop products or services that meet customer requirements on a timely basis or that remain competitive with technological alternatives, its products and services could lose market share, its revenue will decline, it may experience higher operating losses and its business and prospects will be adversely affected.

Our success depends on our personnel. Loss of key personnel may adversely affect our business.

Our success depends to a significant extent on the performance of our management personnel. In particular, we will depend on the services of Zhuowei Zhong, Chairman of the Board and President, Huang, Zhifei, Chief Executive Officer, and Chen, Zhuowen, Chief Financial Officer. The loss of the services of key persons could have a material adverse effect on the Company’s business, operating results and financial condition.

Risks Related to Doing Business in China

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

China’s State Administration of Foreign Exchange (“SAFE”) has promulgated several regulations, including Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Oversea Special Purpose Vehicles, or “Circular No. 75,” issued on October 21, 2005 and effective as of November 1, 2005 and certain implementation rules issued in subsequent years, requiring registrations with, and approvals from, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities. These regulations apply to our shareholders and beneficial owners who are PRC residents, and may affect any offshore acquisitions that we make in the future.

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

Interference by the Chinese Government with the efforts of the PCAOB to inspect our auditor could lead to our common stock being delisted from its trading platform.

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

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted by the U.S. Congress on December 18, 2020. Pursuant to the HFCAA, if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the Public Company Accounting Oversight Board (the “PCAOB”), for three consecutive years beginning in 2021 or any year thereafter, the SEC will prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, which includes our auditor. On May 13, 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of our 2021 Form 10-K. On December 15, 2022, the PCAOB removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If the PCAOB determines in the future that it no longer has full access to inspect and investigate accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in these jurisdictions to conduct audit work, we would be identified as a Commission-Identified Issuer following the filing of the annual report for the relevant fiscal year. If we were so identified for three consecutive years, we would become subject to the prohibition on trading under the HFCAA.

The delisting of our common stock, or the threat of being delisted, may materially and adversely affect the value of your investment. If our shares are prohibited from trading in the United States, the impact on the market for our shares outside the United States is highly uncertain, and there is no certainty we will be able to list on any non-U.S. exchange to facilitate the trading in our securities. Such a prohibition would substantially impair your ability to sell or purchase our shares when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our shares. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

We may be restricted from freely converting the Renminbi to other currencies in a timely manner.

At the present time, the RMB is not a freely convertible currency. We receive all of our revenue in RMB, which may need to be converted to other currencies, primarily U.S. dollars, in order to be remitted outside of the PRC. Foreign currency “current account” transactions by foreign investment enterprises require a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered “current account transactions.” Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, we can obtain foreign currency in exchange for RMB from swap centers authorized by the government. We do not anticipate problems in obtaining foreign currency to satisfy our requirements; however, no assurance can be given that foreign currency shortages or changes in currency exchange laws and regulations by the PRC government will not restrict us from freely converting RMB in a timely manner.

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

As of December 31, 2022, Zhong, Zhuowei, the Chairman of the Board of JRSIS Health Care Corporation, owns 80.75% of the Company’s outstanding common stock. As a result, Mr. Zhong will have significant influence to:

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

Our Board of Directors is authorized to issue up to 100,000,000 shares of common stock, of which 58,366,569 shares are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring, or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

In March 2022, Laidian leased office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from April 2022, Laidian is committed to make lease payments of approximately $1,528 (RMB 9,900) per month for 23 months.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is quoted on the OTC Pink Market under the symbol "JRSS". The quotations reported on the OTC Pink Market reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The Company's common stock is thinly traded. The quoted bid and asked prices for the Common Stock vary significantly from week to week. An investor holding shares of the Company's Common Stock may find it difficult to sell the shares and may find it impossible to sell more than a small number of shares at the quoted bid price.

Holders of Securities

As of the date of filing of this report, we had 133 shareholders of record and 58,366,569 outstanding shares of common stock, par value $0.001.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Sales of Unregistered Securities

The Company did not make any sale of unregistered securities during the fiscal year 2022 except for the following transactions:

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

Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the fiscal year 2022 except for the following transaction:

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

Item 6. [Reserved]

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

On November 20, 2013, Junsheng Zhang, the senior officer of Jiarun, established JRSIS Health Care Corporation, a Florida corporation (“JRSS” or the “Company”). On February 25, 2013, the officer of Jiarun established JRSIS Health Care Limited (“JHCL”), as a wholly owned subsidiary of the Company, and on September 17, 2012, the officer of Jiarun Hospital established Runteng Medical Group Co., Ltd (“Runteng”), as a wholly owned subsidiary of JHCL. Until April 28, 2022 Runteng, a Hong Kong registered Investment Company, held 70% equity interest in Jiarun.

On December 20, 2013, the Company acquired 100% of the issued and outstanding capital stock of JHCL, for 12,000,000 shares of its common stock. JHCL, through its wholly owned subsidiary, Runteng Medical Group Co., Ltd, holds majority ownership in Jiarun, a company duly incorporated, organized and validly existing under the laws of China. As the parent company, JRSS relied on Jiarun to conduct 100% of our businesses and operations.

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

On April 12, 2022, Runteng has setup and owned 100% of the equity in Laidian, a wholly-owned subsidiary to engage in the business of providing charging services to electric vehicles incorporated in Zhongshan City of Guangdong, China.

On April 28, 2022 JRSS completed the spin-off of its subsidiary Jiarun as JRSS’s subsidiary Runteng transferred its 70% equity interest in Jiarun to Zhang Junsheng (the “Spin-Off”). In exchange for the 70% equity interest in Jiarun, Zhang Junsheng transferred to Runteng 5,392,000 shares of JRSS common stock.

On May 5, 2022, JRSS issued 39,130,000 shares of its common stock to Zhong Zhuowei. Under “Agreement on the establishment of Laidian technology (Zhongshan) Co., Ltd.” to serve as a management and set up the Laidian. As Mr. Zhong had previously acquired 8,000,000 shares in private transactions, he owned 47,130,000 shares (80.7%) of JRSS’ common stock as on May 5, 2022.

On May 17, 2022, the Company issued a total of 6,000,000 share of common stock for US$60,000 at US$0.01 per share to six non-US shareholders.

Critical Accounting Policies and Management Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the year ended December 31, 2022, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations for the Years Ended December 31, 2022 and 2021

The following table shows key components of the results of operations during the years ended December 31, 2022 and 2021:

	For The Year Ended December 31,			Change
	2022	2021	Amount	%
Revenue:
Consultation	89,166	-	89,166	n/a
Total Revenue	89,166	-	89,166	n/a
Operating costs and expenses:
Salaries and benefits	14,712	-	14,712	n/a
Stock-based compensation	245,465	-	245,465	n/a
Office supplies	37,582	7,242	30,340	419%
Rentals and leases	14,712	-	14,712	n/a
Professional fee	96,795	97,701	(906)	(1)%
Change in fair value of warrant liability	(7)	(1,142)	1,135	(99)%
Depreciation	5,796	-	5,796	n/a
Total operating costs and expenses	415,055	103,801	311,254	300%
Loss from operations before other income and income taxes	(325,889)	(103,801)	(222,088)	214%
Other income / (expenses)	(1,741)	-	(1,741)	n/a
Loss from operations before income taxes	(327,630)	(103,801)	(223,829)	216%
Income taxes	-	-	-	-
Loss from continued operations	(327,630)	(103,801)	(223,829)	216%
Net income (loss) from discontinued operations	(33,393,670)	3,292,746	(36,686,416)	(1114)%
Net income (loss)	$(33,721,300)	$3,188,945	$(36,910,245)	(1157)%
Comprehensive income (Loss):
Foreign currency translation adjustment from continued operations	17,396	55,624	(38,228)	(69)%
Foreign currency translation adjustment from discontinued operations	301,922	875,758	(573,836)	(66)%
Comprehensive income (loss)	$(33,401,982)	$4,120,327	$(37,522,309)	(911)%

Revenue

In April 2022 the Company, through its newly-organized subsidiary, Laidian, commenced the business of providing consulting services to enterprises seeking to develop and commercialize EV charging stations in Guangzhou City. Operating revenue for the year ended December 31, 2022 was the fees paid to the Company’s consulting services as well as planning and design of charging stations for Laidian’s customer.

Operating costs and expenses

The Company’s continued operations for the year ended December 31, 2022 consisted of organizing its subsidiary Laidian, initiating the delivery of consulting services related to installation of EV charging stations, and collecting the equipment, facilities and personnel that will be needed for the expansion of Laidian’s operations into proprietary development and operation of charging stations. Total operating costs and expenses were $415,055 for the year ended December 31, 2022.

59% of the costs and expenses for 2022 were attributable to stock-based compensation. In April 2022 the Company issued 39,130,000 shares of its common stock to Zhong Zhuowei in consideration of his commitment to provide managerial services for the development of the Laidian’s charging station business and to provide such funds to Laidian as would be required to initiate its operations. These shares had a negotiated value of $1,056,510, of which $74,652 was reimbursement for Mr. Zhong’s payment of Laidian’s paid in capital. The remaining $981,858 was capitalized as deferred expenses and will be amortized as stock-based compensation over the three years commencing in April of 2022. For the year ended December 31, 2022, the Company record $246,465 stock-based compensation expense by virtue of this amortization.

The other significant operating expense was professional fees of $96,795 for the year ended December 31, 2022. These fees were primarily accounting and legal fees related to the Company’s U.S. reporting obligations. Professional fees for the year ended December 31, 2021 totaled $97,701.

Loss from operations and net loss

Loss from continuing operations was $327,630 for the year ended December 31, 2022, primarily attributable to the $245,465 stock-based compensation expense. Loss from continuing operations for the year ended December 31, 2021 totaled $103,801, which represented expenses incurred in that year by the parent Florida corporation, as all other expenses incurred in 2021 related to the operations of Jiarun and have been associated with discontinued operations.

On April 28, 2022, the Company completed the spin-off of its subsidiary Jiarun, and reclassified the results of Jiarun’s operations as discontinued operations recorded $33,393,670 net loss.

For the year ended December 31 2022, the Company’s net loss from discontinued operations was $33,393,670, most of which represented the book value of Jiarun on April 28, 2022 less the market value of the shares delivered to the Company in exchange for Jiarun. For the year ended December 31, 2021, the Company realized net income from discontinued operations of $3,292,746, which represented the net income earned by Jiarun during that year.

After deducting the provision for income tax, the Company’s net loss for the year ended December 31, 2022 was $33,721,300, primarily representing the net loss incurred as a result of the Spin-off of Jiarun. Net income for 2021 was $3,188,945.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the year, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2022 and 2021, foreign currency translation adjustments of $17,396 and $55,624, respectively, have been reported as other comprehensive income in the consolidated statements of operations and comprehensive income (loss).

Liquidity and Capital Resources

Our cash flows for the year ended December 31, 2022 and 2021 are summarized below:

	The Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$3,066,645	$8,233,016
Net cash used in investing activities	(2,827,685)	(5,500,437)
Net cash used in financing activities	(738,241)	(2,798,024)
Effect of exchange rate fluctuation on cash and cash equivalents	(298,074)	76,589
Net increase (decrease) in cash and cash equivalents	(797,355)	11,144
Cash and cash equivalents, beginning of year	855,971	844,827
Cash and cash equivalents, ending of year	$58,616	$855,971

As of December 31, 2022, the Company had $58,616 of cash and cash equivalents, a decrease of $797,355 from our cash and cash equivalents balance (included discontinued operations) at December 31, 2021. The decrease was primarily caused by the Spin-off, as cash held by Jiarun was removed from our consolidated statement.

Our working capital at December 31, 2022 was $755,619, an increase of $ 4,490,898 from our $3,733,571 in working capital deficit at December 31, 2021. The increase was primarily attributable to the Company spin-off of Jiarun hospital, which resulted in a decrease of $2,240,486 in the working capital deficit from December 31, 2021.

The primary non-cash component of our working capital at December 31, 2022 was deferred expenses totaling $736,393. This balance represents the net market value of the Company’s grant of 39,130,000 shares of its common stock to Zhong Zhuowei upon the initiation of the operations of Laidian. In April 2022, when Laidian initiated operations, these shares had a negotiated value of $1,056,510, of which $981,858 was attributed to services that Mr. Zhong committed to provide to the Company during the 3 years following April of 2022. For the year ended December 31, 2022, the Company record $ 245,465 stock-based compensation expense.

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

Net Cash Provided by Operating Activities

For the year ended December 31, 2022, we had cash flow from operating activities of $3,066,645, a decrease of $5,166,371 from $8,233,016 of cash flow for the year ended December 31, 2021. Cash flow from operations decreased primarily because Jiarun hospital spun off from the Company resulting in $978,387 cash outflow from the Company at April 1, 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $2,827,685, compared to net cash used in investing activities of $5,500,437 for the year ended December 31, 2021. The cash used in investing activities of continuing operations for the year ended December 31, 2022 was mainly used for the purchase of equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 was $738,241, as compared to net cash used in financing activities of $2,798,024 for the year ended December 31, 2021. The cash provided by financing activities for the year ended December 31, 2022 was mainly because the Company acquired Laidian in April 2022. In addition, the Company issued 6,000,000 shares of its common stock to six shareholders for sales of $60,000, and payment for lease obligation $867,508 in discontinued operations.

Trends, Events and Uncertainties

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

Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

Email 電郵: info@czdcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Stockholders of

JRSIS Health Care Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JRSIS Health Care Corporation and subsidiaries (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, change in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of JRSIS Health Care Corporation as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered substantial losses from operations and has a significant accumulated deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors (Those Charged with Governance) that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.
We have served as the Company’s auditor since 2015.

Hong Kong, China

April 17, 2023

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	December 31,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$58,616	$29,847
Other receivables	2,987	-
Amount due from related parties	854	-
Deferred expenses	736,393	-
Current assets of discontinued operations	-	13,836,084
Total current assets	798,850	13,865,931
Property and equipment, net	38,989	-
Right-of-use assets	18,138	-
Non-current assets of discontinued operations	-	61,826,821
Total assets	$855,977	$75,692,752

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$24,711	$66,000
Amount due to related parties	-	1,456,919
Other payable	-	13
Payroll payable	1,812	-
Lease liabilities - current	16,708	-
Current liabilities of discontinued operations	-	16,076,570
Total current liabilities	43,231	17,599,502
Warrant liability	-	7
Lease liabilities – non-current	1,430	-
Non-current liabilities of discontinued operations	-	24,991,063
Total liabilities	$44,661	$42,590,572

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 58,366,569 and 18,628,569 issued and outstanding at December 31, 2022 and 2021, respectively	58,366	18,628
Additional paid-in capital	24,452,501	23,381,121
Accumulated deficits	(23,705,746)	(1,877,296)
Other comprehensive income	6,195	545,449
Total shareholders’ equity	811,316	22,067,902
Non-controlling interest	-	11,034,278
Total shareholders’ equity	811,316	33,102,180
Total liabilities and shareholders’ equity	$855,977	$75,692,752

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31,
	2022	2021
Revenue:
Consultation	89,166	-
Total revenue	89,166	-

Operating costs and expenses:
Salaries and benefits	14,712	-
Stock-based compensation	245,465	-
Office supplies	37,582	7,242
Right-of-use assets amortization	13,312	-
Lease liabilities interest expense	1,400	-
Professional fee	96,795	97,701
Change in fair value of warrant liability	(7)	(1,142)
Depreciation	5,796	-
Total operating costs and expenses	415,055	103,801
Loss from operations before other income and income taxes	(325,889)	(103,801)
Other income/(expenses)	(1,741)	-
Loss from operations before income taxes	(327,630)	(103,801)
Income taxes	-	-
Net loss from continued operations	(327,630)	(103,801)
Net income (loss) from discontinued operations	(33,393,670)	3,292,746
Net income (loss)	$(33,721,300)	$3,188,945
Comprehensive income (loss):
Foreign currency translation adjustment from continued operations	17,396	55,624
Foreign currency translation adjustment from discontinued operations	301,922	875,758
Comprehensive income (loss)	$(33,401,982)	$4,120,327

Net loss from continuing operations per share of common stock
Basic earnings per share	$(0.0073)	$(0.0056)
Diluted earnings per share	$(0.0073)	$(0.0056)
Net income(loss) from discontinuing operations per share of common stock
Basic earnings per share	$(0.7440)	$0.1785
Diluted earnings per share	$(0.7440)	$0.1764
Net income (loss) per share of common stock
Basic earnings per share	$(0.7513)	$0.1728
Diluted earnings per share	$(0.7513)	$0.1709
Weighted average number of shares outstanding (Basic)	44,885,402	18,451,588
Weighted average number of shares outstanding (Diluted)	44,885,402	18,661,588

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Accumulated	Other comprehensive	Additional paid-in	Non-Controlling	Total Shareholders’
	Quantity	Amount	Deficits	income	capital	Interest	equity
Balance at December 31, 2020	18,246,331	$18,246	$(4,109,557)	$(111,016)	$23,240,075	$9,802,677	$28,840,425
Net income	-	-	2,232,261	-	-	956,684	3,188,945
Shares issued	382,238	382	-	-	141,046	-	141,428
Foreign currency translation adjustment	-	-	-	656,465	-	274,917	931,382
Balance at December 31, 2021	18,628,569	$18,628	$(1,877,296)	$545,449	$23,381,121	$11,034,278	$33,102,180
Discontinued Operations adjustment	-	-	12,579,582	(694,556)	-	(11,885,026)	-
Loss from discontinuing operations	-	-	(35,949,892)	-	965,168	-	(34,984,724)
Net income	-	-	1,541,860	-	-	791,645	2,333,505
Shares issued for officer compensation	39,130,000	39,130	-	-	1,017,380	-	1,056,510
Shares issued for private placement	6,000,000	6,000	-	-	54,000	-	60,000
Shares repurchase and cancelled	(5,392,000)	(5,392)	-	-	(965,168)	-	(970,560)
Foreign currency translation adjustment	-	-	-	155,302	-	59,103	214,405
Balance at December 31, 2022	58,366,569	$58,366	$(23,705,746)	$6,195	$24,452,501	$-	$811,316

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	For The Year Ended December 31
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(33,721,300)	$3,188,945
Less: Net income (loss) from discontinued operations	(33,393,670)	3,292,746
Net loss from continued operations	(327,630)	(103,801)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,796	-
Right-of-use assets amortization	13,312	-
Lease liabilities interest expense	1,400	-
Change in fair value of warranty liability	(7)	(1,142)
Stock-based compensation	245,465	-
Changes in operating assets and liabilities:
Amount due from related parties	(854)	-
Other receivables	(2,987)	-
Accounts payable	(41,289)	(2,000)
Amount due to related parties	-	(2,298)
Payroll payable	1,812	-
Net cash used in operating activities from continued operations	(104,982)	(109,241)
Net cash provided by operating activities from discontinued operations	3,171,627	8,342,256
Net cash provided by operating activities	3,066,645	8,233,016

Cash Flows From Investing Activities
Purchases of property and equipment	(44,644)	-
Net cash used in investing activities from continued operations	(44,644)	-
Net cash used in investing activities from discontinued operations	(2,783,041)	(5,500,437)
Net cash used in investing activities	(2,827,685)	(5,500,437)

Cash Flows From Financing Activities
Non-cash issuance of common stock	69,260	141,428
Proceeds from issuance of common stock	60,000	-
Derivative financial instruments	7	1,142
Net cash provided by financing activities from continued operations	129,267	-
Net cash used in financing activities from discontinued operations	(867,508)	(2,940,594)
Net cash provided by (used in) financing activities	(738,241)	(2,798,024)

Effect of exchange rate fluctuation on cash and cash equivalents	(298,074)	76,589
Net decrease in cash and cash equivalents	(797,355)	11,144

Cash and cash equivalents, beginning of period	855,971	844,827
Cash and cash equivalents, ending of period	$58,616	$855,971

Analysis of cash and cash equivalents
Included in cash and cash equivalents per consolidated balance sheets	$58,616	$29,847
Included in cash and cash equivalents of discontinued operations	-	826,124
Cash and cash equivalents, end of year	$58,616	$855,971

Supplemental disclosure of cash flow information
Continuing operations:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Discontinued operations:
Cash paid for income taxes	$(13,086)	$25,275
Cash paid for interest	$(406,544)	$(1,381,761)
Supplemental disclosure of non-cash activities
Shares issued for officer compensation	$(1,056,510)	$-
Shares repurchase	$(970,560)	$-

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

JRSIS Health Care Corporation (the “Company” or “JRSS”) was incorporated on November 20, 2013 under the laws of the State of Florida. In December 2013 JRSS acquired 100% of the equity in JRSIS Health Care Limited (“JHCL”), which is a Limited Liability Company registered in British Virgin Island (“BVI”) on February 25, 2013. JHCL owns 100% of the equity in Runteng Medical Group Co., Ltd (“Runteng”), a limited liability company registered in Hong Kong on September 17, 2012. Until March 31, 2022, Runteng owned 70% of the equity in Harbin Jiarun Hospital Co., Ltd (“Jiarun”), a for-profit hospital incorporated in Harbin City of Heilongjiang, China in February 2006. The remaining 30% of the equity in Jiarun was owned by Junsheng Zhang, who is the Chairman of the Board of JRSIS Health Care Corporation.

On April 12, 2022, Runteng organized and acquired 100% of the equity in Laidian Technology (Zhongshan) Co., Ltd (“Laidian”), a wholly foreign-owned enterprise (“WFOE”) subsidiary. The Company organized Laidian to engage in the business of providing charging services to electric vehicles operating in Zhongshan City of Guangdong, China.

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

After the Spin-Off, JRSIS does not beneficially own any equity interest in Jiarun and will no longer consolidate Jiarun financial results with the financial results of JRSIS as on April 1, 2022. According to spin-off agreement on April 28, 2022, the effective date of spin-off was April 1, 2022, Commencing on the second quarter of fiscal year 2022, Jiarun’s historical financial results for periods prior to April 1, 2022 has been reclassified and reflected in JRSIS’s consolidated financial statements as a discontinued operation for comparative purposes.

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

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

The exchange rates used for foreign currency translation are as follows:

For the Year Ended December 31 ,
		2022	2021
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.8972 / 7.8015	6.3588 / 7.7971
Revenue and expenses	period average	6.7290 / 7.8306	6.4499 / 7.7723

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. As of December 31, 2022 and 2021, no customer accounted for more than 5% of net accounts receivable. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. For the year ended December 31, 2022, one customer accounted for 100% of total revenue. For the year ended December 31, 2021, no customers accounted for more than 5% of total revenue.

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

I. Fair Value Measurement (continued)

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2022
	2022	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$-	$-

A summary of changes in Warrant liability for the period ended December 31, 2022 was as follows:

Balance at January 1, 2022	$7
Change in fair value of warrant liability	(7)
Balance at December 31, 2022	-

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

J. Segment and geographic information

An operating segment is a component of the Group that engages in business activities from which it may earn revenues and incur expenses, and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Group’s chief operating decision maker in order to allocate resources and assess performance of the segment.

In accordance with ASC (“Accounting Standard Codification”) 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Group uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Group’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Group’s reportable segments. The Group’s CODM has been identified as the chief executive officer (the “CEO”), who reviews consolidated results when making decisions about allocating resources and assessing performance of the Group.

The Group has determined that there is only one reportable operating segment since all of the services provided are viewed as an integrated business process and allocation of the resources and assessment of the performance are not separately evaluated by the Group’s CODM.

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

On May 5, 2022, the Company issued 39,130,000 shares of its common stock to Zhong Zhuowei in compensation for his undertaking to provide management services and financing in connection with the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510. $74,652 of that sum was treated as reimbursement for Mr. Zhong’s contribution of Laidian’s paid in capital. The remaining $981,858 was classified as share-based compensation and capitalized as a deferred expense to be amortized over the three years commencing in April of 2022. For the year ended December 31, 2022, the Company recorded $245,465 compensation expenses.

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

After the Spin-Off, JRSIS does not beneficially own any equity in Jiarun and will no longer consolidate Jiarun financial results with financial results of JRSS on April 1, 2022. Commencing on the second quarter of fiscal year 2022, Jiarun hospital’s historical financial results for periods prior to April 1, 2022 will be reclassified and reflected in JRSS’s consolidated financial statements as a discontinued operation.

Since this transaction required certain authoritative approval before effective, the publication of these transactions were delay so as to obtain all parties consent and advance authoritative approval.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. DISCONTINUED OPERATIONS (Continued)

The following table presents the components of discontinued operations in relation to Jiarun Hospital reported in the consolidated statements of operations:

	For The Year Ended December 31,
	2022	2021

Net sales	15,619,411	44,391,171
Operating costs and expenses	12,023,149	40,184,262
Income from operations before other loss and income taxes	3,596,262	4,206,909
Other income (loss)	(36,061,556)	266,957
Income (loss) from operations before income taxes	(32,465,294)	4,473,866
Income taxes	928,376	1,181,120
Net income (loss) from discontinued operations	(33,393,670)	3,292,746

The following table presents the major classes of assets and liabilities of discontinued operations of Jiarun hospital reported in the consolidated balance sheets:

	December 31
	2022	2021

Cash and cash equivalents	$-	$826,124
Accounts receivable, net	-	7,544,033
Inventories	-	1,771,158
Other receivables	-	83,685
Prepayments	-	2,812,156
Amount due from related parties	-	337,597
Deferred expenses	-	461,331
Current assets of discontinued operations	-	13,836,084

Construction in progress	-	3,240,774
Property and equipment, net	-	33,162,817
Long term deferred expenses	-	2,117,763
Deposits for capital leases	-	967,950
Right-of-use assets	-	22,337,517
Non-current assets of discontinued operations	-	61,826,821

Accounts payable	$-	$12,366,017
Notes payable	-	629,050
Deposits received	-	3,894
Amount due to related parties	-	(1,455,677)
Other payable	-	68,425
Deferred tax payable	-	308,491
Tax payable	-	420,796
Payroll payable	-	1,058,618
Lease liabilities - current	-	2,676,956
Current liabilities of discontinued operations	-	16,076,570

Lease liabilities – non-current	-	20,380,899
Deferred tax payable	-	3,993,209
Other capital lease payable	-	616,955
Non-current liabilities of discontinued operations	-	24,991,063

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 4. PROPERTY AND EQUIPMENT

At December 31, 2022 and 2021, property and equipment, at cost, consist of:

	December 31
	2022	2021

Transportation equipment	$43,873	$-
Office equipment and others	771	-
Total fixed assets at cost	44,644	-
Accumulated depreciation	(5,655)	-
Total fixed assets, net	$38,989	$-

The Company recorded depreciation expense of $5,796 and $nil for the years ended December 31, 2022 and 2021, respectively.

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

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company’s accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of $18,138 and $18,138, respectively, as of December 31, 2022.

As of December 31, 2022, the Company has the following amounts recorded on the Company’s consolidated balance sheet:

December 31, 2022

Assets
Right-of-use assets	$18,138
Total	$18,138
Liabilities
Lease liabilities- Current	16,708
Lease liabilities- Non-current	1,430
Total	$18,138

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 5. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31,	Amount
2022	$-
2023	16,708
2024	1,430
Total	$18,138

The Company has recorded operating lease expense of $14,712 and $ 1,155,662 ($nil for the Company, $ 1,155,662 for discontinued operations) for the years ended December 31 2022 and 2021, respectively.

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTE 7. REVENUE

	For the Year Ended December 31,
	2022	2021
Consultation	$89,166	$-
Total Revenue	$89,166	$-

The Company’s revenue for the year ended December 31, 2022 derived from its provision to a customer of consulting services as well as plans and designs for charging piles.

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

The following table shows the components of the provision for US income tax recorded for 2022:

Amounts
Income before income tax	$619,840
Tax rate at 21%	130,166
Non-taxable income	(130,166)
Income tax expense	$-

BVI

JHCL was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income tax.

Hong Kong

Runteng was incorporated in Hong Kong and is subject to Hong Kong profits tax. Runteng is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%.

The following table shows the components of the provision for Hong Kong income tax recorded for 2022:

Amounts
Loss before income tax	$(49,987)
Tax rate at 16.5%	(8,248)
Allowance on tax losses	8,248
Income tax expense	$-

PRC

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

The following table shows the components of the allowance for PRC income tax recorded for 2022:

Amounts
Loss before income tax	$(34,738)
Tax rate at 25%	(8,685)
Allowance on tax losses	8,685
Income tax expense	$-

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 9. RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions:

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2022	2021
Zhuowei Zhong	$854	$-
	$854	$-

Amounts due from Zhuowei Zhong, the Chairman of the Company, represented excess reimbursement by the Company of amounts paid by Mr. Zhong for the daily operation of the Company. The excess has been repaid in 2023.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2022	2021
Harbin Jiarun Hospital Co., Ltd.	$-	$1,456,919
	$-	$1,456,919

Amounts due to Harbin Jiarun Hospital Co., Ltd. (“Jiarun”) represented the operating expenses paid by Jiarun on behalf of the Company.

Related parties’ transactions

Related party transaction consisted of the following:

	For The Year Ended
	December 31,
	2022	2021
Stock-based compensation paid to:
Zhong Zhuowei (#1)	$245,465	$-

(#1) Zhong Zhuowei is the majority shareholder of JRSIS, holding 80.7% and 0% of the Company’s issued and outstanding common stock as of December 31, 2022 and 2021, respectively. On May 5, 2022, the Company issued 39,130,000 shares of its common stock to Zhong Zhuowei under the “Agreement on the establishment of Laidian technology (Zhongshan) Co., Ltd.” in compensation for his undertaking to provide management services and financing in connection with the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510. $74,652 of that sum was treated as reimbursement for Mr. Zhong’s contribution of Laidian’s paid-in capital. The remaining $981,858 was classified as share-based compensation and capitalized as a deferred expense to be amortized over the three years commencing in April of 2022. For the year ended December 31, 2022, the Company recorded $245,465 compensation expenses by reason of the amortization of the deferred expense.

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

	For The Year Ended December 31,
	2022	2021

Numerator:
Net income (loss) available to common stockholders	$(33,721,300)	$3,188,945
Net loss from continued operations	(327,630)	(103,801)
Net income (loss) from discontinued operations	(33,393,670)	3,292,746
Denominator:
Basic weighted-average number of shares outstanding	44,885,402	18,451,588
Diluted weighted-average number of shares outstanding	44,885,402	18,661,588
Net income(loss) per share:
Net income (loss) per share of common stock
Basic EPS	(0.7513)	0.1728
Diluted EPS	(0.7513)	0.1709
Net loss from continuing operations per share of common stock
Basic EPS	(0.0073)	(0.0056)
Diluted EPS	(0.0073)	(0.0056)
Net income (loss) from discontinuing operations per share of common stock
Basic EPS	$(0.7440)	$0.1785
Diluted EPS	$(0.7440)	$0.1764

The dilutive earnings per share will not be computed if the effect would be anti-dilutive.

NOTE 11. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of December 31, 2022 and 2021.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of December 31, 2022 and 2021.

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

On April 28, 2022, Runteng entered into an agreement regarding a transfer of Harbin Jiarun Hospital Co., Ltd.’s Equity (the “Transfer Agreement”) with Zhang Junsheng. Pursuant to the Transfer Agreement, Runteng transferred to Mr. Zhang equity in Harbin Jiarun Hospital Co., Ltd. (“Jiarun Hospital”) representing 70% of the total equity in Jiarun Hospital and Mr. Zhang transferred to Runteng 5,392,000 shares of the Company’s common stock. On May 27, 2022, the Company cancelled 5,392,000 shares of its common stock from Zhang Junsheng. Since this transaction required certain authoritative approval before effective, the publication of these transactions was delayed so as to obtain all parties’ consent and advance authoritative approval. As of May 27, 2022, the issued share balance of the Company was 58,366,569, the balance of the number of shares of Mr. Zhang and Mr. Zhong were nil (0%) and 47,130,000 (80.7%), respectively.

There were 58,366,569 and 18,628,569 shares of common stock issued and outstanding at December 31, 2022 and 2021 respectively.

NOTE 13. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a substantial loss of $33,701,300 and a $23,705,746 negative retained earnings or accumulated deficit as of December 31, 2022. These factors raised substantial doubt about its ability to continue as a going concern. In view of the matter described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To continue as a going concern, the Company is actively pursuing additional funding and strategic partners to enable it to implement its business plan. In addition, the Company is also working to devote more efforts to improve its operation and generate more profits. The Company may also consider raise fund through private placement from current shareholders. Besides, the major shareholder will continuously provide financial support to the Company. Management believes that these actions will allow the Company to continue its operations through the next fiscal year.

NOTE 14. SUBSEQUENT EVENTS

The Management of the Company has determined that there were no material subsequent events required to be disclosed or because of which adjustments are needed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2022. Based on this evaluation, Management determined that the following material weakness existed in our internal control over financial reporting:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The Company may engage more employees when more financial resources are available.

●	Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles. Currently, we are relying on external consultants to assist us complying with the US GAAP financial reporting process.

●	We are trying to improve our documentation system concerning our existing financial processes, risk assessment and internal controls so as to provide sufficient and adequate records for the preparation and disclosure of financial reporting process. Currently, we are relying on external consultants to assist us complying with the financial reporting process.

●	We do not presently have an audit committee. The Company will setup an audit committee when more financial resources are available.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2022 for the purposes described in this paragraph.

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

As of December 31, 2022, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the three material weaknesses identified above under the heading “Evaluation of Disclosure Controls and Procedures.”

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2022.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

On April 12, 2022, Runteng organized and acquired 100% of the equity in Laidian to engage in the business of providing charging services to electric vehicles. On April 28, 2022 JRSIS completed the spin-off of Jiarun. As a result, JRSIS does not beneficially own any equity interest in Jiarun. According to the spin-off agreement on April 28, 2022, the effective date of spin-off was April 1, 2022. In connection with the spin-off of Jiarun, all of the directors and executive officers then in office resigned from their positions and the Company organized a new board and executive team.

The following table sets forth certain information concerning our current directors and executive officers:

Name	Age	Position	On Board Periods
Zhong, Zhuowei	50	President, Chairman of the Board and Director	Since April 2022
Huang, Zhifei	46	Chief Executive Officer and Director	Since April 2022
Chen, Zhuowen	59	Chief Financial Officer and Director	Since April 2022

Zhong, Zhuowei, Mr. Zhong has been appointed to the Board to bring his extensive experience in corporate management, specifically in the business of EV charging services, and his familiarity with U.S. securities laws and practices. Since 2017 Mr. Zhong has served as Chairman of Zhongshan Wanqi Investment Consulting Co., Ltd. Mr. Zhong holds a Master’s Degree in Business Administration awarded by Tsinghua University. He is 50 years old.

Huang, Zhifei Mr. Huang has been appointed to the Board to bring his experience in corporate management and project design. From 2017 through 2021 Mr. Huang was employed as Chief Executive Officer of Zhongshan Yuandian Industrial Development Co., Ltd. Mr. Huang holds a Master’s Degree in Business Administration awarded by Sun Yat-Sen University. He is 46 years old.

Chen, Zhuowen Mr. Chen has been appointed to the Board to bring his experience in financial management. Mr. Chen has been employed since 1998 in positions with responsibility for financial accounting. In particular, from 2017 through 2021 Mr. Chen was employed as Chief Financial Officer of Zhongshan Yuandian Industrial Development Co., Ltd. From 2006 to 2016 Mr. Chen was employed as Chief Financial Officer of Shanghai FuDi Company. Mr. Chen was awarded a Master’s Degree in Business Administration. He is 59 years old.

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

Board Committees

Audit Committee

We do not presently have an audit committee. Our Board of Directors currently acts as our Audit committee.

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

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information with respect to compensation paid by us to our executive officers for services during the presented years. There was no cash compensation paid to executive officers in 2022 since our business scale was small. We will consider the payment of cash compensation to our executive officers after the company is enlarged or new enterprises are merged in the future.

								Non-Equity	Non-qualified
								Incentive	Deferred	All
					Stock		Option	Plan	Comp.	Other
			Salary	Bonus	Awards		Awards	Comp.	Earnings	Comp.	Total
Name and Principal Position	Year		($)	($)	($)		($)	($)	($)	($)	($)
Zhong, Zhuowei		2022	—	—	245,465	#1	—	—	—	—	245,465
President		2021	—	—	—		—	—	—	—	—

Huang Zhifei		2022	—	—	—		—	—	—	—	—
CEO		2021	—	—	—		—	—	—	—	—

Chen, Zhuowen		2022	—	—	—		—	—	—	—	—
CFO		2021	—	—	—		—	—	—	—	—

Sun, Lihua	#2	2022	—	—	—		—	—	—	—	—
CFO/Director		2021	26,334	—	—		—	—	—	—	26,334

(#1)	The Company issued 39,130,000 shares of its common stock to Zhong Zhuowei in compensation for his undertaking to provide management services and financing in connection with the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510. $74,652 of that sum was treated as reimbursement for Mr. Zhong’s contribution of Laidian’s paid in capital. The remaining $981,858 was classified as share-based compensation and capitalized as a deferred expense to be amortized over the three years commencing in April of 2022. For the year ended December 31, 2022, the Company recorded $245,465 compensation expenses.

(#2)	Sun Lihua resigned as the Chief Finanical Office along with the spin-off of Jiarun.

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

The percentage ownership information shown in the table below is calculated based on 58,366,569 shares of our common stock issued and outstanding.

		Amount and
		Nature of
		Beneficial
Title of Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Zhong, Zhuowei	47,130,000	80.75%
	President, Chairman of the board.	Direct
Common Stock	Huang, Zhifei	-	-
	CEO, Director
Common Stock	Chen, Zhuowen	-	-
	CFO, Director
Common Stock	All Officers and Directors as a Group (3 persons)	47,130,000	80.75%

As a result of the ownership by our Chairman of 80.75% of the outstanding shares, our Chairman will have significant influence to:

●	Elect or defeat the election of our directors;

●	Amend or prevent amendment of our articles of incorporation or bylaws;

●	Effect or prevent a merger, sale of assets or other corporate transaction; and

●	Determine the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to effect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholder.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions since the beginning of the 2022 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”), except as follows:

On May 5, 2022, we issued 39,130,000 shares of its common stock to Zhong Zhuowei. Under “Agreement on the establishment of Laidian technology (Zhongshan) Co., Ltd.” Mr. Zhong agreed to provide management services and financing in connection with the initiation of operations of Laidian. As Mr. Zhong had previously acquired 8,000,000 shares in private transactions, he owned 47,130,000 shares (80.75%) of the Company’s common stock as on May 5, 2022.

Independent Directors

No director will be considered “independent” unless the Board affirmatively determines that the director has no direct or indirect relationship with the Company that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board of Directors has determined that none of the three current members of the Board is independent.

Item 14. Principal Accounting Fees and Services.

We were billed by our independent public accounting firm, Centurion ZD CPA & Co., for the following professional services it performed for us during the years ended December 31, 2022 and 2021 as set forth in the table below.

	Year Ended December 31,
	2022	2021
Audit fees(1)	$112,000	$84,000
Audit-related fees(2)	$6,429	$-
Tax fees	$-	$-
All other fees	$-	$-

(1)	“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.
(2)	“Audit-related Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for assurance and related services by the principal accountant that are traditionally performed by the principal accountant and which are “reasonably related to the performance of the audit or review of the registrant’s financial statements.” Operational audits would not be related to the audit or review of the financial statements and, therefore, the fees for these services should be included in “All Other Fees.” As required by the rules, the registrant would need to include a narrative description of the services included in the “All Other Fees” category.

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

Item 15. Exhibits, Financial Statements Schedules

Name	Exhibit
3.1	Articles of Incorporation of Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant – filed as an exhibit to the Current Report on Form 8-K filed on September 6, 2018 and incorporated herein by reference.
3.5	Certificate of Incumbency on January 22, 2014 (1)
4.6	Description of Common Stock – filed as an exhibit to the Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference.
10.1	Agreement on Establishment of Laidian Technology (Zhongshan) Co., Ltd. dated March 17, 2022 between JRSIS Health Care Corporation and Zhong Zhuowei – filed as an exhibit to the Current Report on Form 8-K filed on June 9, 2022 and incorporated herein by reference.
21	Subsidiaries of the Company *
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

(1)	Incorporated by reference to the same exhibit filed with our registration statement on Form S-1, as amended (File No. 333-194359).
*	Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION

Date: April 17, 2023	By:	/s/ Huang Zhifei
Huang Zhifei
Chief Executive Officer
Principal Executive Officer

Date: April 17, 2023	By:	/s/ Chen Zhuowen
Chen Zhuwen
Chief Financial Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhong Zhuowei	President, Chairman of the Board and Director	April 17, 2023
Zhong Zhuowei

/s/ Huang Zhifei	Chief Executive Officer and Director	April 17, 2023
Huang Zhifei

/s/ Chen Zhuowen	Chief Financial Officer and Director	April 17, 2023
Chen Zhuowen