Form 10-Q
period 2023-03-31
JRSIS HEALTH CARE Corp
filed 2023-05-22
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that can be expected for the year ended December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$18,777	$58,616
Other receivables	2,999	2,987
Amount due from related parties	-	854
Deferred expenses	654,572	736,393
Total current assets	676,348	798,850
Property and equipment, net	37,028	38,989
Right-of-use assets	15,487	18,138
Total assets	$728,863	$855,977

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$20,000	$24,711
Payroll payable	1,481	1,812
Lease liabilities - current	15,487	16,708
Total current liabilities	36,968	43,231
Lease liabilities - non-current	-	1,430
Total liabilities	$36,968	$44,661

Shareholders’ equity
Common stock; $0.001 par value, 100,000,000 shares authorized; 58,366,569 issued and outstanding at March 31, 2023 and December 31, 2022	58,366	58,366
Additional paid-in capital	24,452,501	24,452,501
Accumulated deficits	(23,824,910)	(23,705,746)
Accumulated other comprehensive income	5,938	6,195
Total shareholders’ equity of the Company	691,895	811,316
Total liabilities and shareholders’ equity	$728,863	$855,977

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Net sales	$-	$-

Operating costs and expenses:
Salaries and benefits	4,802	-
Stock-based compensation	81,821	-
Office supplies	3,556	14,326
Right-of-use assets amortization	2,755	-
Lease liabilities interest expense	140	-
Professional fee	23,952	8,000
Change in fair value of warrant liability	-	(7)
Depreciation	2,138	-
Total operating costs and expenses	119,164	22,319
Loss from operations before other income and income taxes	(119,164)	(22,319)
Other income	-	-
Loss from operations before income taxes	(119,164)	(22,319)
Income taxes	-	-
Net loss from continued operations	(119,164)	(22,319)
Net income from discontinued operations	-	2,661,135
Net income (loss)	$(119,164)	$2,638,816
Comprehensive income (loss):
Foreign currency translation adjustment from continued operations	(257)	11,201
Foreign currency translation adjustment from discontinued operations	-	197,009
Comprehensive income (loss)	$(119,421)	$2,847,026

Net loss from continuing operations per share of common stock
Basic earnings per share	$(0.0020)	$(0.0012)
Diluted earnings per share	$(0.0020)	$(0.0012)
Net income from discontinuing operations per share of common stock
Basic earnings per share	$-	$0.1429
Diluted earnings per share	$-	$0.1413
Net income (loss) per share of common stock
Basic earnings per share	$(0.0020)	$0.1417
Diluted earnings per share	$(0.0020)	$0.1401
Weighted average number of shares outstanding (Basic)	58,366,569	18,628,569
Weighted average number of shares outstanding (Diluted)	58,366,569	18,838,569

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Accumulated	Accumulated other comprehensive	Additional paid-in	Non- controlling	Total shareholders’
	Number	Amount	deficits	income	capital	Interest	equity

Balance at December 31, 2021	18,628,569	$18,628	$(1,877,296)	$545,449	$23,381,121	$11,034,278	$33,102,180
Net income	-	-	1,847,171	-	-	791,645	2,638,816
Foreign currency translation adjustment	-	-	-	149,107	-	59,103	208,210
Balance at March 31, 2022 (Unaudited)	18,628,569	18,628	(30,125)	694,556	23,381,121	11,885,026	35,949,206

	Common stock		Accumulated	Accumulated other comprehensive	Additional paid-in	Total shareholders’
	Number	Amount	deficits	income	capital	equity

Balance at December 31, 2022	58,366,569	$58,366	$(23,705,746)	$6,195	$24,452,501	$811,316
Net loss	-	-	(119,164)	-	-	(119,164)
Foreign currency translation adjustment	-	-	-	(257)	-	(257)
Balance at March 31, 2023 (Unaudited)	58,366,569	58,366	(23,824,910)	5,938	24,452,501	691,895

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(119,164)	$2,638,816
Less: Net income from discontinued operations	-	2,661,135
Net loss from continued operations	(119,164)	(22,319)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,138	-
Right-of-use assets amortization	2,755	-
Lease liabilities interest expense	140	-
Change in fair value of warranty liability	-	(7)
Stock-based compensation	81,821	-
Changes in operating assets and liabilities:
Other receivables	(12)	-
Amount due from related parties	854	3,606
Accounts payable	(4,711)	(25,000)
Amount due to related parties	-	33,000
Payroll payable	(331)	-
Net cash used in operating activities from continued operations	(36,510)	(10,720)
Net cash provided by operating activities from discontinued operations	-	4,628,559
Net cash provided by (used in) operating activities	(36,510)	4,617,839

Cash Flows From Investing Activities
Purchases of property and equipment	-	-
Net cash used in investing activities from continued operations	-	-
Net cash used in investing activities from discontinued operations	-	(2,783,041)
Net cash used in investing activities	-	(2,783,041)

Cash Flows From Financing Activities
Extinguishment of warranty liability	-	7
Net cash provided by financing activities from continued operations	-	7
Net cash used in financing activities from discontinued operations	-	(867,508)
Net cash used in financing activities	-	(867,501)

Effect of exchange rate fluctuation on cash and cash equivalents	(3,329)	123,293
Net increase (decrease) in cash and cash equivalents	(39,839)	1,090,590

Cash and cash equivalents, beginning of period	58,616	855,971
Cash and cash equivalents, ending of period	$18,777	$1,946,561

Analysis of cash and cash equivalents
Included in cash and cash equivalents per consolidated balance sheets	$18,777	$15,521
Included in cash and cash equivalents of discontinued operations	-	1,931,040
Cash and cash equivalents, end of period	$18,777	$1,946,561

Supplemental disclosure of cash flow information
Continuing operations:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Discontinued operations:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$(406,544)
Supplemental disclosure of non-cash activities
Shares issued for officer compensation	$81,821	$-

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

The exchange rates used for foreign currency translation are as follows:

Three Months Ended March 31,
		2023	2022
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	6.8676 / 7.8499	6.3431 / 7.8306
Revenue and expenses	period average	6.8398 / 7.8387	6.3481 / 7.8050

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. For the three months ended March 31, 2023 and 2022, no customer accounted for more than 10% of net revenue. As of March 31, 2023 and December 31, 2022, no customer accounted for more than 5% of net accounts receivable, respectively. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

Share-based payment awards granted to a customer shall be measured and classified according to the terms of award. A share-based payment transaction shall be measured based on the fair value. On May 5, 2022, the Company issued 39,130,000 shares of its common stock as officer compensation to Zhong Zhuowei upon the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510, of which $74,652 was obligation for Laidian’s paid in capital, remaining $981,858 was the expense of the Company for 3 years since April of 2022. For the three months ended March 31, 2023, the Company recorded $81,821 compensation expenses.

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

The following table presents the components of discontinued operations in relation to Jiarun Hospital reported in the consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Net sales	-	15,619,411
Operating costs and expenses	-	12,023,149
Income from operations before other loss and income taxes	-	3,596,262
Other loss	-	(6,751)
Income from operations before income taxes	-	3,589,511
Income taxes	-	928,376
Net income from discontinued operations	-	2,661,135

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 4. PROPERTY AND EQUIPMENT, NET

At March 31, 2023 and December 31, 2022, property and equipment, net, consisted of:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Transportation equipment	$44,062	$43,873
Office equipment and others	775	771
Total property and equipment at cost	44,837	44,644
Accumulated depreciation	(7,809)	(5,655)
Total property and equipment, net	$37,028	$38,989

The Company recorded depreciation expense of $2,138 and $nil for the three months ended March 31, 2023 and 2022, respectively.

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

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company’s accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of $15,487 and $15,487, respectively, as of March 31, 2023.

As of March 31, 2023, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

March 31, 2023
(Unaudited)
Assets
Right-of-use assets	$15,487
Total	$15,487
Liabilities
Lease liabilities- Current	15,487
Lease liabilities- Non-current	-
Total	$15,487

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending March 31,	Amount
2024	15,487
Total	$15,487

The Company has recorded operating lease expense of $2,895 and $306,965 ($nil for the Company, $306,965 for discontinued operations) for the three months ended March 31, 2023 and 2022, respectively.

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

The following table shows the components of the allowance for US income tax recorded for the three months ended March 31, 2023:

Amounts
Loss before income tax	$(77,110)
Tax rate at 21%	(16,193)
Allowance on tax losses	16,193
Income tax expense	$-

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 6. INCOME TAX EXPENSE (Continued)

The following table shows the components of the allowance for Hong Kong income tax recorded for the three months ended March 31, 2023:

Amounts
Loss before income tax	$-
Tax rate at 16.5%	-
Disallowed tax losses	-
Income tax expense	$-

PRC

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

The following table shows the components of the allowance for PRC income tax recorded for the three months ended March 31, 2023:

Amounts
Loss before income tax	$(42,054)
Tax rate at 25%	(10,514)
Allowance on tax losses	10,514
Income tax expense	$-

NOTE 7. RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions:

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Name of related parties	March 31, 2023	December 31, 2022
	(Unaudited)
Zhuowei Zhong	$-	$854

Amounts due from Zhuowei Zhong, the Chairman of the Company, represented excess reimbursement by the Company of amounts paid by Mr. Zhong for the daily operation of the Company.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. RELATED PARTY TRANSACTIONS (Continued)

Related parties’ transactions

Related parties’ transactions consisted of the following for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Stock-based compensation paid to:
Zhong Zhuowei (#1)	$81,821	$-

(#1)Zhong Zhuowei is major shareholder holding 80.7% and 0% of the Company’s issued and outstanding common stock as of March 31, 2023 and 2022, respectively. On May 5, 2022, the Company issued 39,130,000 shares of its common stock to Zhong Zhuowei, pursuant to “agreement on the establishment of Laidian”, as compensation to serve as management to setup Laidian. As Mr. Zhong had previously acquired 8,000,000 shares in private transactions, he owned 47,130,000 shares (80.7%) of the Company’s common stock as on May 5, 2022.

As on same day, the Company issued 39,130,000 shares of its common stock to Zhong Zhuowei in compensation for his undertaking to provide management services and financing in connection with the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510. $74,652 of that sum was treated as reimbursement for Mr. Zhong’s contribution of Laidian’s paid in capital. The remaining $981,858 was classified as share-based compensation and capitalized as a deferred expense to be amortized over the three years commencing in April of 2022. For the three months ended March 31, 2023, the Company recorded $81,821 compensation expenses.

NOTE 8. BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common stock and, if dilutive, potential common stock outstanding during the period. Potential common stock comprises shares issuable upon the exercise of share-based awards, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income (loss) from operations is shown as follows:

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) available to common stockholders	$(119,164)	$2,638,816
Net loss from continued operations	(119,164)	(22,319)
Net income from discontinued operations	-	2,661,135
Denominator:
Basic weighted average number of shares outstanding	58,366,569	18,628,569
Diluted weighted average number of shares outstanding	58,366,569	18,838,569
Net income (loss) per share:
Net income (loss) per share of common stock
Basic earnings per share	$(0.0020)	$0.1417
Diluted earnings per share	$(0.0020)	$0.1401
Net loss from continuing operations per share of common stock
Basic earnings per share	$(0.0020)	$(0.0012)
Diluted earnings per share	$(0.0020)	$(0.0012)
Net income from discontinuing operations per share of common stock
Basic earnings per share	$-	$0.1429
Diluted earnings per share	$-	$0.1413

The dilutive earnings per share will not be computed if the effect would be anti-dilutive.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 9. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of March 31, 2023 and December 31, 2022.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of March 31, 2023 and December 31, 2022.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 10. COMMON STOCK

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

There were 58,366,569 common stock issued and outstanding at March 31, 2023 and December 31, 2022.

NOTE 11. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a recurring loss of $119,164 and $23,824,910 negative retained earnings or accumulated deficit as of March 31, 2023. These factors raised substantial doubt about its ability to continue as a going concern. In view of the matter described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 12. SUBSEQUENT EVENTS

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

Critical Accounting Policies and Management Estimates

In preparing our financial statements, we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the periods ended March 31, 2023, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations for Three Months Ended March 31, 2023 and 2022

The following table shows key components of the results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

Net sales	-	-	-	-
Operating costs and expenses:
Salaries and benefits	4,802	-	4,802	n/a
Stock-based compensation	81,821	-	81,821	n/a
Office supplies	3,556	14,326	(10,770)	(75)%
Right-of-use assets amortization	2,755	-	2,755	n/a
Lease liabilities interest expense	140	-	140	n/a
Professional fee	23,952	8,000	15,952	199%
Change in fair value of warrant liability	-	(7)	7	(100)%
Depreciation	2,138	-	2,138	n/a
Total operating costs and expenses	119,164	22,319	96,845	434%
Loss from operations before other income and income taxes	(119,164)	(22,319)	(96,845)	434%
Other income	-	-	-	-
Loss from operations before income taxes	(119,164)	(22,319)	(96,845)	434%
Income taxes	-	-	-	-
Net loss from continued operations	(119,164)	(22,319)	(96,845)	434%
Net income from discontinued operations	-	2,661,135	(2,661,135)	(100)%
Net income (loss)	$(119,164)	$2,638,816	$(2,757,980)	(105)%
Comprehensive income (Loss):
Foreign currency translation adjustment from continued operations	(257)	11,201	(11,458)	(102)%
Foreign currency translation adjustment from discontinued operations	-	197,009	(197,009)	(100)%
Comprehensive income (loss)	$(119,421)	$2,847,026	$(2,966,447)	(104)%

Operating Costs and Expenses

The Company’s continued operations for the three months ended March 31, 2023 consisted of organizing its subsidiary Laidian and collecting the equipment, facilities and personnel that will be needed for Laidian’s operations. Total operating costs and expenses were $119,164 for the three months ended March 31, 2023.

69% the costs and expenses for the three months ended March 31, 2023 were attributable to stock-based compensation. In April 2022, the Company issued 39,130,000 shares of its common stock to Zhong Zhuowei in consideration of his commitment to provide managerial services for the development of the Laidian’s charging station business and to provide such funds to Laidian as would be required to initiate its operations. These shares had a negotiated value of $1,056,510, of which $74,652 was reimbursement for Mr. Zhong’s payment of Laidian’s paid in capital. The remaining $981,858 was capitalized as deferred expenses and will be amortized as stock-based compensation over the three years commencing in April of 2022. For the three months ended March 31, 2023, the Company record $81,821 stock-based compensation expense by virtue of this amortization.

The other significant operating expense was professional fees of $23,952 for three months ended March 31, 2023. These fees were primarily accounting and legal fees related to the Company’s U.S. reporting obligations.

Loss from operations and net loss

Loss from continued operations before income taxes was $119,164 for the three months ended March 31, 2023, attributable to the $81,821 stock-based compensation expenses incurred by issuing 39,130,000 shares of common stock to the Company’s new Chairman, Zhong Zhuowei. The balance of $37,343 were incurred for normal operation expenses.

On April 28, 2022, the Company completed the spin-off of its subsidiary Jiarun, and reclassified the results of Jiarun’s operations as discontinued operations. For the three months ended March 31, 2022, the Company realized net income from discontinued operations of $2,661,135, which represented the net income earned by Jiarun during that year.

After deducting the provision for income tax, the Company’s net loss for three months ended March 31, 2023 and 2022 was $119,164 and $2,638,816 respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2023 and 2022, foreign currency translation adjustments of ($257) and $11,201, respectively, have been reported as other comprehensive income in the consolidated statements of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of March 31, 2023, the Company had $18,777 of cash and cash equivalents, a decrease of $39,839 from our cash and cash equivalents balance (included discontinued operations) at December 31, 2022. The decrease was primarily caused by our net cash used in operating activities, which was $36,510 for the three months ended March 31, 2023.

Our working capital at March 31, 2023 was $639,380, a decrease of $116,239 from our $755,619 in working capital at December 31, 2022. The decrease was primarily attributable to the cash used in operating activities.

The primary non-cash component of our working capital at March 31, 2023 was deferred expenses totaling $654,572. This balance was the Company’s grant of 39,130,000 shares of its common stock as officer compensation to Zhong Zhuowei upon the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510, of which $74,652 was obligation for Laidian’s paid in capital, remaining $981,858 was the expense of the Company for the next 3 years since April of 2022. For the three months ended March 31, 2023 the Company record $81,821 stock-based compensation expenses.

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

Cash Flows and Capital Resources

Our cash flows for the three months ended of March 31, 2023 and 2022 are summarized below:

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(36,510)	$4,617,839
Net cash (used in) investing activities	-	(2,783,041)
Net cash (used in) financing activities	-	(867,501)
Effect of exchange rate fluctuation on cash and cash equivalents	(3,329)	123,293
Net (decrease) in cash and cash equivalents	(39,839)	1,090,590
Cash and cash equivalents, beginning of period	58,616	855,971
Cash and cash equivalents, ending of period	$18,777	$1,946,561

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $36,510, a decrease of $4,654,349 from $4,617,839 of cash flow provided by operating activities for the three months ended March 31, 2022. Cash flow from operations decreased primarily because Jiarun hospital was spun off from the Company.

Net Cash Used in Investing Activities

Net cash used in investing activities for three months ended March 31, 2023 and 2022 were $nil and $2,783,041, respectively. The cash used in investing activities for the three months ended March 31, 2022 was mainly used for the purchase of property and equipment for discontinued operations.

Net Cash Used in Financing Activities

Net cash used in financing activities for three months ended March 31, 2023 and 2022 were $nil and $867,501, respectively. The cash used in financing activities for the three months ended March 31, 2022 was mainly used for the purchase of property and equipment for discontinued operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2023. Based on this evaluation, Management determined that the following material weakness existed in our internal control over financial reporting

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2023 for the purposes described in this paragraph.

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

The Company did not effect any sales of unregistered securities during the first quarter of fiscal 2023.

(b) Purchases of equity securities

On April 28, 2022 the Company transferred its ownership interest in 70% of Harbin Jiarun Hospital Co. Ltd. in exchange for 5,392,000 shares of the Company’s common stock. The exchange was made with the gentleman who was Board of Directors Chairman of the Company at that time. On May 27, 2022, the company cancelled 5,392,000 shares of its common stock from Zhang Junsheng. Since this transaction required certain authoritative approval before effective, the publication of these transactions was delay so as to obtain all parties consent and advance authoritative approval.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Zhifei Huang	Chief Executive Officer	May 22, 2023
Zhifei Huang	(Principal Executive Officer)

/s/ Chen Zhuowen	Chief Financial Officer	May 22, 2023
Chen Zhuowen	(Principal Financial and Accounting Officer)