Form 10-K/A
period 2022-12-31
JRSIS HEALTH CARE Corp
filed 2023-07-26
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of Each Class

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the prece$786,559ing 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12 b-2 of the Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None

AMENDMENT NO. 1

This Amendment No. 1 to the Annual Report of JRSIS Health Care Corporation for the year ended December 31, 2022 has been filed to provide additional disclosure in Item 1: Business and Item 1A: Risk Factors pertaining to the operations of Laidian Technology (Zhongshan) Co., Ltd. within the People’s Republic of China. No other Items within the Report have been amended, nor has the disclosure in the Report been updated. Investors should refer to the filings in the SEC’s EDGAR system after the Annual Report for more current information about JRSIS Health Care Corporation.

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

ITEM 1. BUSINESS

Identification of Consolidated Entities

JRSIS Health Care Corporation is a Florida corporation whose business operations are carried out in the People’s Republic of China (“China” or the “PRC”) by Laidian Technology (Zhongshan) Co., Ltd. JRSIS Health Care Corporation owns 100% of the equity in Laidian Technology (Zhongshan) Co., Ltd. through two wholly owned subsidiaries: JRSIS Health Care Limited and Runteng Medical Group Company Limited.

In this Report, JRSIS Health Care Corporation and its subsidiaries are identified as follows:

●	“JRSIS” identifies JRSIS Health Care Corporation, a Florida corporation.

●	“JRSIS–BVI” identifies JRSIS Health Care Limited, a wholly-owned subsidiary of JRSIS that is organized in the British Virgin Islands (“BVI”).

●	“Runteng” identifies Runteng Medical Group Company Limited, a wholly-owned subsidiary of JRSIS-BVI that is organized in Hong Kong.

●	“Laidian” identifies Laidian Technology (Zhongshan) Co., Ltd., a wholly-owned subsidiary of Runteng that is organized in the PRC.

●	“Company” identifies JRSIS, JRSIS-BVI, Runteng and Laidian as an entity consolidated for financial reporting purposes.

Corporate Structure; Related Risks

JRSIS IS A HOLDING COMPANY INCORPORATED IN THE STATE OF FLORIDA. IT HAS NO OPERATIONS. JRSIS IS THE DIRECT OWNER OF ONE SUBSIDIARY, JRSIS-BVI, WHICH HAS NO OPERATIONS BUT IS THE DIRECT OWNER OF ONE SUBSIDIARY, RUNTENG, RUNTENG HAS NO OPERATIONS BUT IS THE DIRECT OWNER OF LAIDIAN. LAIDIAN IS ORGANIZED IN THE PRC AND CARRIES OUT ALL OF ITS OPERATIONS IN THE PRC. ACCORDINGLY, INVESTORS IN JRSIS ARE NOT THE OWNERS OF A FLORIDA CORPORATION WITH OPERATIONS IN CHINA, BUT RATHER ARE OWNERS OF A FLORIDA HOLDING COMPANY WHOSE PROSPERITY WILL DEPEND ON ITS INDIRECT OWNERSHIP THROUGH OFFSHORE ENTITIES OF AN ENTITY ORGANIZED UNDER CHINESE LAW THAT CARRIES ON OPERATIONS IN THE PRC.

Our present corporate structure is as follows:

WE FACE VARIOUS LEGAL AND OPERATIONAL RISKS AND UNCERTAINTIES RELATED TO HAVING OUR OPERATIONS IN CHINA. THE PRC GOVERNMENT HAS SIGNIFICANT AUTHORITY TO REGULATE A COMPANY, SUCH AS LAIDIAN, THAT IS ORGANIZED IN CHINA. FOR EXAMPLE, WE FACE RISKS ASSOCIATED WITH ANTI-MONOPOLY REGULATORY ACTIONS, AS WELL AS OVERSIGHT ON CYBERSECURITY AND DATA PRIVACY. IN ADDITION, THE PRC GOVERNMENT HAS SIGNIFICANT OVERSIGHT AND DISCRETION OVER THE CONDUCT OF LAIDIAN’S BUSINESS AND MAY INTERVENE WITH OR INFLUENCE THE OPERATIONS OF OUR BUSINESS AS THE GOVERNMENT DEEMS APPROPRIATE TO FURTHER REGULATORY, POLITICAL AND SOCIETAL GOALS. THE PRC GOVERNMENT HAS RECENTLY PUBLISHED NEW POLICIES THAT SIGNIFICANTLY AFFECTED CERTAIN INDUSTRIES SUCH AS THE EDUCATION AND INTERNET INDUSTRIES, AND WE CANNOT RULE OUT THE POSSIBILITY THAT IT WILL IN THE FUTURE RELEASE REGULATIONS OR POLICIES REGARDING LAIDIAN’S INDUSTRY THAT COULD ADVERSELY AFFECT ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MOREOVER, THE PRC GOVERNMENT, BY ITS AUTHORITY OVER LAIDIAN, HAS THE ABILITY TO EXERT INFLUENCE ON THE ABILITY OF JRSIS, TO ACCEPT FOREIGN INVESTMENTS OR LIST ON U.S. OR OTHER FOREIGN EXCHANGES. SUCH RISKS COULD RESULT IN A MATERIAL CHANGE IN OUR OPERATIONS AND/OR THE VALUE OF JRSIS COMMON STOCK OR COULD SIGNIFICANTLY LIMIT OR COMPLETELY HINDER OUR ABILITY TO OFFER, OR CONTINUE TO OFFER, OUR COMMON STOCK AND/OR OTHER SECURITIES TO INVESTORS AND CAUSE THE VALUE OF SUCH SECURITIES TO SIGNIFICANTLY DECLINE OR BE WORTHLESS. FOR EXAMPLE, ON FEBRUARY 17, 2023, THE CHINA SECURITIES REGULATORY COMMISSION, OR CSRC, ISSUED THE TRIAL ADMINISTRATIVE MEASURES OF OVERSEAS SECURITIES OFFERING AND LISTING BY DOMESTIC COMPANIES, OR THE “TRIAL MEASURES”, WHICH BECAME EFFECTIVE ON MARCH 31, 2023. PURSUANT TO THE TRIAL MEASURES, COMPANIES ORGANIZED IN CHINA THAT SEEK TO OFFER OR LIST SECURITIES OVERSEAS, BOTH DIRECTLY OR INDIRECTLY THROUGH A PARENT COMPANY, MUST FULFILL A FILING PROCEDURE AND REPORT RELEVANT INFORMATION TO THE CSRC. TO DATE, WE HAVE NOT RECEIVED ANY INQUIRY, NOTICE, WARNING OR SANCTIONS FROM THE CSRC OR ANY OTHER PRC GOVERNMENTAL AUTHORITIES RELATING TO THE LISTING OF JRSIS COMMON STOCK ON THE OTC PINK MARKET. AS THE TRIAL MEASURES ARE NEWLY PUBLISHED AND THERE IS UNCERTAINTY WITH RESPECT TO THE FILING REQUIREMENTS AND THE IMPLEMENTATION, IF WE ARE REQUIRED TO SUBMIT TO THE CSRC AND COMPLETE THE FILING PROCEDURES IN CONNECTION WITH ANY FUTURE SECURITIES OFFERING BY JRSIS, WE CANNOT BE SURE THAT WE WILL BE ABLE TO COMPLETE SUCH FILINGS IN A TIMELY MANNER. ANY FAILURE OR PERCEIVED FAILURE BY US TO COMPLY WITH SUCH FILING REQUIREMENTS UNDER THE TRIAL MEASURES MAY RESULT IN FORCED CORRECTIONS, WARNINGS AND FINES AGAINST US AND COULD MATERIALLY HINDER OUR ABILITY TO OFFER JRSIS SECURITIES.

IN ADDITION, CHANGES IN THE LEGAL, POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT, THE RELATIONS BETWEEN CHINA AND THE UNITED STATES, OR CHINESE OR U.S. REGULATIONS MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ANY SUCH CHANGES COULD SIGNIFICANTLY LIMIT OR COMPLETELY HINDER OUR ABILITY TO OFFER OR CONTINUE TO OFFER JRSIS SECURITIES TO INVESTORS AND COULD CAUSE THE VALUE OF OUR SECURITIES TO SIGNIFICANTLY DECLINE OR BECOME WORTHLESS. FOR EXAMPLE, ON DECEMBER 28, 2021, THE CYBERSPACE ADMINISTRATION OF CHINA (THE “CAC”) JOINTLY WITH THE RELEVANT AUTHORITIES FORMALLY PUBLISHED MEASURES FOR CYBERSECURITY REVIEW (2021) WHICH TOOK EFFECT ON FEBRUARY 15, 2022 AND REPLACED THE FORMER MEASURES FOR CYBERSECURITY REVIEW (2020). MEASURES FOR CYBERSECURITY REVIEW (2021) STIPULATES THAT OPERATORS OF CRITICAL INFORMATION INFRASTRUCTURE PURCHASING NETWORK PRODUCTS AND SERVICES AND ANY ONLINE PLATFORM OPERATOR WHO CONTROLS MORE THAN ONE MILLION USERS’ PERSONAL INFORMATION MUST GO THROUGH A CYBERSECURITY REVIEW BY THE CYBERSECURITY REVIEW OFFICE IF IT SEEKS TO HAVE ITS SECURITIES LISTED IN A FOREIGN COUNTRY. GIVEN THAT: (I) WE DO NOT POSSESS PERSONAL INFORMATION ON MORE THAN ONE MILLION USERS IN OUR BUSINESS OPERATIONS; AND (II) DATA PROCESSED IN OUR BUSINESS DOES NOT HAVE A BEARING ON NATIONAL SECURITY AND THUS MAY NOT BE CLASSIFIED AS CORE OR IMPORTANT DATA BY THE AUTHORITIES, WE DO NOT BELIEVE AN OFFERING OF SECURITIES BY JRSIS WOULD NECESSITATE AN APPLICATION FOR A CYBERSECURITY REVIEW UNDER THE MEASURES FOR CYBERSECURITY REVIEW (2021).

HOWEVER, SINCE THESE STATEMENTS AND REGULATORY ACTIONS BY THE PRC GOVERNMENT AUTHORITIES ARE NEWLY PUBLISHED AND THE OFFICIAL GUIDANCE AND RELATED IMPLEMENTATION RULES HAVE NOT BEEN ISSUED, IT IS HIGHLY UNCERTAIN WHAT THE POTENTIAL IMPACT SUCH MODIFIED OR NEW LAWS AND REGULATIONS WILL HAVE ON OPERATIONS OF LAIDIAN, ITS ABILITY TO ACCEPT FOREIGN INVESTMENTS AND THE ABILITY OF JRSIS TO MAINTAIN A LISTING IN THE U.S. WITHOUT RECRIMINATION BY THE PRC AUTHORITIES. IF THE CSRC, CAC OR OTHER REGULATORY AGENCIES IN THE FUTURE PROMULGATE LAWS, REGULATIONS OR IMPLEMENTING RULES REQUIRING THAT WE OBTAIN THEIR APPROVALS FOR A SECURITIES OFFERING, THERE IS NO ASSURANCE THAT WE CAN OBTAIN THE APPROVAL, AUTHORIZATIONS, OR COMPLETE REQUIRED PROCEDURES OR OTHER REQUIREMENTS IN A TIMELY MANNER, OR AT ALL. IN THE EVENT THAT LAIDIAN (I) DOES NOT RECEIVE OR MAINTAIN ANY REQUISITE PERMISSIONS OR APPROVALS, (II) INADVERTENTLY CONCLUDES THAT SUCH PERMISSIONS OR APPROVALS ARE NOT REQUIRED, OR (III) APPLICABLE LAWS, REGULATIONS, OR INTERPRETATIONS CHANGE AND LAIDIAN IS REQUIRED TO OBTAIN SUCH PERMISSIONS OR APPROVALS IN THE FUTURE, LAIDIAN MAY BE SUBJECT TO SANCTIONS IMPOSED BY THE RELEVANT PRC REGULATORY AUTHORITY, INCLUDING FINES AND PENALTIES, REVOCATION OF THE LICENSES AND SUSPENSION OF ITS BUSINESS, RESTRICTIONS OR LIMITATIONS ON THE ABILITY OF JRSIS TO PAY DIVIDENDS OUTSIDE OF CHINA, REGULATORY ORDERS, INCLUDING INJUNCTIONS REQUIRING LAIDIAN TO CEASE BUSINESS OPERATION, LITIGATION OR ADVERSE PUBLICITY, AND OTHER FORMS OF SANCTIONS, WHICH MAY RESULT IN A MATERIAL CHANGE IN THE OPERATIONS OF LAIDIAN, SIGNIFICANTLY LIMIT OR COMPLETELY HINDER THE ABILITY OF JRSIS TO OFFER SECURITIES TO INVESTORS, AND THE MARKET PRICE OF JRSIS COMMON STOCK MAY SUBSTANTIALLY DECLINE OR BECOME WORTHLESS.

Prior Business Operations

JRSIS was incorporated on November 20, 2013 under the laws of the State of Florida. In December 2013, JRSIS acquired 100% of the equity in JRSIS-BVIJRSIS-BVI, which is a privately held Limited Liability Company registered in “BVI on February 25, 2013. JRSIS-BVI owns 100% of the equity in Runteng Medical Group Co., Ltd (“Runteng”), a limited liability company registered in Hong Kong on September 17, 2012. Until March 31, 2022, Runteng owned 70% of the equity in Harbin Jiarun Hospital Co., Ltd (“Jiarun”). a for-profit hospital incorporated in Harbin City of Heilongjiang, China in February 2006. The remaining 30% equity in Jiarun was owned by Junsheng Zhang, who is the Chairman of the Board of JRSIS until April 28, 2022. Jiarun operates a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

On April 12, 2022, Runteng organized and acquired 100% of the equity in Laidian, a wholly foreign-owned enterprise (“WFOE”) subsidiary. JRSIS established Laidian to engage in the business of providing charging services to electric vehicles with the headquarter in Zhongshan City of Guangdong, China.

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

Our Present Business

Until April 28, 2022, we operated Jiarun Hospital and its two branch hospitals, collectively being a private hospital with 950 beds located in Harbin, the capital of Heilongjiang Province in northeastern China. Jiarun Hospital offers patients care and pharmaceuticals in the areas of both Western and Chinese medical practices.

On April 28, 2022 JRSIS completed the spin-off of its subsidiary Jiarun. On April 12, 2022, Runteng organized and acquired 100% of the equity in Laidian Technology (Zhongshan) Co., Ltd (“Laidian”), a wholly foreign-owned enterprise (“WFOE”) subsidiary. JRSIS established Laidian to engage in the business of providing charging services to electric vehicles with the headquarter in Zhongshan City of Guangdong, China.

Laidian was organized in 2022 to engage in the business of constructing and operating charging stations for electric vehicles (“EV”). JRSIS’s Board of Directors appointed Zhuowei Zhong as JRSIS’s Chief Executive Officer primarily because he has extensive experience in the business of distributing and operating EV charging stations. Our ambition is to build Laidian into a central participant in this growing industry.

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

Customers

At present, Laidian’s primary customer is Zhongke Kuaichong (Guangzhou) New Energy Co., Ltd. Laidian is increasing its marketing efforts and is negotiating consulting agreements with a number of customers. Laidian’s professional services have won high praise from existing and potential customers.

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

Competition

Laidian is operating in the growing market of new energy charging piles, which is becoming increasingly competitive due to the growing demand for electric vehicles and the government’s push towards cleaner energy. The competition Laidian is facing can be broadly categorized into the following:

1.	Established players: The new energy charging pile market is already populated with a number of established players such as State Grid, Southern Power Grid, and other major energy companies. These companies have a strong brand presence, financial resources, and expertise in the energy sector. They also have established relationships with customers and are likely to be strong competitors for Laidian.

2.	New entrants: The market for new energy charging piles is attracting a growing number of new entrants, ranging from start-ups to established companies diversifying into the market. These competitors are also likely to be aggressive in pursuing market share and have the potential to disrupt the market.

3.	Technological changes: The charging technology for electric vehicles is constantly evolving, and competitors are investing heavily in developing new charging technologies such as wireless charging, fast charging, and ultra-fast charging. These technological changes could lead to new entrants and disrupt existing market players.

4.	Regulatory environment: The regulatory environment for the new energy charging pile market is evolving rapidly, and competitors are likely to be affected by changes in regulations and policies related to the development of the new energy industry. These changes could favor some players and disadvantage others.

In summary, Laidian is operating in a highly competitive market, facing competition from established players, new entrants, technological changes, and regulatory environment changes. Laidian is developing a strong value proposition and endeavoring to build a competitive advantage to succeed in the market.

Marketing

Laidian is developing a brand identity that reflects Laidian’s values and mission. This includes developing a unique logo, website, and marketing materials that are visually appealing and clearly communicate Laidian’s value proposition. Laidian also plans to further strengthen our marketing efforts and improve our brand awareness through the following actions:

1.	Leverage social media: Social media platforms such as WeChat, Weibo, and LinkedIn can be used to build awareness of our brand, share Company news and updates, and engage with potential customers. Laidian can also consider partnering with influencers in the electric vehicle or sustainability space to reach a wider audience.

2.	Attend industry events: Laidian will attend industry events such as trade shows, conferences, and seminars to network with potential customers and partners. These events can also provide valuable insights into industry trends and customer needs.

3.	Foster partnerships: Laidian is seeking out partnerships with property developers, government agencies, and other companies in the new energy space. By partnering with these organizations, Laidian can expand its reach and access new customer segments.

4.	Overall, by developing a brand identity, leveraging social media, attending industry events, and fostering partnerships, Laidian can build awareness of its brand and generate leads in the highly competitive market.

Intra-Company Transfer of Funds

In the Spring of 2022 JRSIS spun-off Jiarun Hospital, the PRC entity that had been JRSIS’ sole operating company, and organized Laidian to serve as its sole operating company for the immediate future. Since that restructuring, no funds have been transferred from JRSIS (or its subsidiaries) to Laidian or from Laidian to JRSIS (or its subsidiaries), nor has any attempt been made to effect such a transfer of funds. JRSIS has paid no dividends or distributions to its shareholders.

The business plan of Laidian aims for a significant position in the Chinese market for charging stations. Accomplishment of that goal will depend, in large part, on the availability of capital to finance operations, marketing and new installations. Our expectation, therefore, is that for the foreseeable future the net income generated by the operations of Laidian will be needed to fund the expansion of those operations. Only when the market for charging stations has matured and only if Laidian is then enjoying cash reserves in excess of that useful for growth, will Laidian be likely to distribute earnings to JRSIS.

Even when circumstances would make it reasonable for Laidian to make distributions to JRSIS (via its subsidiaries), it is not certain that government regulations will permit Laidian to make such distributions. In general, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, implement capital control measures that severely restrict the flow of cash into and out of China. The primary measures restricting inflow and outflow of cash are the restrictions on conversion of Renminbi into foreign currencies, such as the U.S. Dollar. Under existing PRC foreign exchange regulations, payments of current account items, such as distributions of profits, interest payments, and trade and service-related transactions, can be made by a Chinese enterprise in foreign currencies without approval by SAFE, provided certain registration procedures are completed. Therefore, under current regulations, profits generated by the operations of Laidian could be distributed upstream to JRSIS, subject to the following limitations:

●	Pursuant to the Implementation Rules for the PRC Enterprise Income Tax Law, effective on January 1, 2008, dividends payable by a foreign invested enterprise (“FIE”) to its foreign investors are subject to a withholding tax of up to 10%.

●	Pursuant to Article 10 of the Arrangement Between the Mainland of China and the Hong Kong Special Administration Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income, effective December 8, 2006, dividends payable by a FIE (such as Laidian) to its Hong Kong investor which owns 25% or more of the equity of the FIE is subject to a withholding tax of up to 5%.

●	PRC regulations require that a FIE fund a statutory reserve fund by setting aside at least 10% of its after tax profits until the amount of the fund reaches 50% of its registered capital. That reserve would necessarily reduce dividends payable. The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation, can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

●	The PRC government may continue to strengthen its capital controls, and more restrictions and vetting procedures may be introduced by SAFE for cross-border transactions. Any or all of these enhanced restrictions could limit the ability of Laidian to transfer funds upstream.

These and any other limitations on the ability of our PRC operating subsidiary to distribute dividends or other payments to its shareholder for transfer to JRSIS could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct any business other than that carried on by Laidian.

In 2016, when the value of the Renminbi against other currencies weakened, significant capital outflows from China occurred, which led the PRC government to impose more restrictive foreign exchange policies. These included more thorough scrutiny of cross-border transactions classified as current account transactions. It would not be surprising if the PRC government in the future further restricts the current accounts transaction window for outflows of cash. Any such further restrictions would increase our difficulty in funding dividends paid from China to JRSIS.

JRSIS will be permitted under PRC laws and regulations to provide funding to Laidian only through loans or capital contributions, and only if it satisfies the applicable government registration and approval requirements. Any loans to Laidian will be subject to PRC regulations and foreign exchange loan registrations. For example, loans by JRSIS to Laidian cannot exceed statutory limits and must be registered with the local counterpart of the State Administration on Foreign Exchange (“SAFE”), or filed with SAFE in its information system. According to the Notice of the People’s Bank of China and the State Administration of Foreign Exchange on Adjustments to Comprehensive Macro-prudential Regulation Parameters for Cross-border Financing issued by the People’s Bank of China and the State Administration of Foreign Exchange in March 2020, the limit for the total amount of foreign debt is 2.5 times its net assets. Moreover, any medium or long-term loan to be provided by us to Laidian must also be filed and registered with the NDRC. We may also decide to finance our PRC subsidiary by means of capital contributions. These capital contributions must be reported to the Ministry of Commerce, or MOFCOM, or its local counterpart. In addition, a foreign invested enterprise is required to use its capital pursuant to the principle of authenticity and self-use within its business scope.

PRC Laws and Regulations Requiring Laidian to Secure Government Approval

Each aspect of the business operations of Laidian and each aspect of the relationship of JRSIS and its subsidiary holding companies with Laidian is the subject of one or more regulations imposed by the government of the PRC or the PRC Provincial governments. The risks of non-compliance are several: we could be denied a necessary license or permission; we could inadvertently overlook the requirement to obtain a license or permission; we could obtain the necessary license or permission but fail to comply with the regulations governing the regulated activity; or the regulations could change in a way that interferes with our ability to carry out our business plan. Any of these situations could prevent us from carrying out our business plan and result in loss to our investors.

The consequences of failure or inability to conform our conduct to government policy will vary: the significance of the consequence will tend to reflect the level of concern that the government holds for the subject of the regulation. If, when Laidian commences installation of charging stations, Laidian fails to comply with government regulation of the operation of charging stations, the penalties could range from a fine to a revocation of its license to carry on the charging station business. If we fail to comply with regulations regarding financial matters (securities offerings, cash flows, the corporate structure itself), the penalties could range from significant civil penalties (e.g. revocation of business licensee) to criminal penalties. Our business plan contemplates that we will use our access to U.S. capital markets to secure the capital we will need in order to grow Laidian into a leading participant in the Chinese market for charging stations. If the CSRC or the CAC or any other government entity were to restrict our ability to finance Laidian from the proceeds of security sales in the U.S., we would be forced to either secure an alternative source of funds (which could result in significant dilution of our existing shareholders) or to severely reduce the pace of our growth (which could doom our efforts at competitive strength).

We have tried to be scrupulous in ascertaining the obligations that Chinese government regulations impose on us. In connection with the regulations that will be applicable to Laidian’s charging station business, Laidian will primarily rely on the expertise of its Chairman, Zhuowei Zhong, who has many years of executive experience in the charging station business. With regard to PRC regulation of the involvement of offshore entities and investors with Chinese companies, we have consulted Chinese legal counsel and received their opinions and assurances.

The following paragraphs classify the principal regulations with which we must comply by reference to the aspect of our business to which they apply:

The Charging Station Business. At the present time, Laidian serves only as a consultant to enterprises entering the charging station business. There are no government regulations that apply to the consulting business, and so Laidian needs no government approvals to carry on this business. Our plan, however, is that Laidian will in the future initiate its own implementation and operation of charging stations. The business of installing and operating charging stations will require the involvement of the government at four points:

●	To initiate the business of providing EV charging services, Laidian will be required to register with, and obtain approval from, the Development and Reform Commission of each Province in which Laidian intends to do business;

●	Prior to each installation of a charging station, Laidian will be required to register the construction and operation plan for the charging station with the Province or County and receive approval of the plan;

●	Each installation of a charging station requires a construction permit: if the charging station is being installed on an existing parking lot or other commercial location, Laidian will require a construction permit from the local Land Reserve and Development Department; if the installation will be made on raw land, Laidian will also require a zoning permit from the Residential Construction and Planning Department of the local township.

●	Prior to placing any charging station into service, inspection and approval must be obtained from the local township, the construction department, and the relevant electric utility.

Securities Offering by JRSIS. JRSIS has no immediate plan to make a securities offering. In the future, however, JRSIS anticipates that it will offer its securities to the public in order to raise capital and fund the operations of Laidian. At that time, Laidian will be required to comply with the permission requirements of the China Securities Regulatory Commission (the “CSRC”) and the Cyberspace Administration of China (the “CAC”) in order for JRSIS to sell securities in the U.S. or elsewhere.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”), which took effect on March 31, 2023. The Trial Administrative Measures mandate that an issuer will be required to go through the filing procedures under the Trial Administrative Measures if 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by PRC domestic companies and the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China. Accordingly, if and when JRSIS undertakes to make a public offering of its securities, Laidian will be required to file with CRSC such information as CRSC shall require. Since the filing processes are currently being developed, we cannot predict the difficulty of compliance or the extent to which compliance with CRSC regulations may hinder the ability of JRSIS to raise money in the capital markets.

Securities Listing by JRSIS. The common stock of JRSIS is currently quoted on the OTC Pink Market. JRSIS plans, at an undetermined future date when it is eligible, to apply for an “uplist” to the OTCQB, NASDAQ or an exchange.

On December 28, 2021 the CAC and 12 other Chinese government departments issued “New Measures for Cybersecurity Review.” According to Article 7 of the New Measures, network platform operators holding personal information of more than one million users are required to apply to the Network Security Review Office for a cybersecurity review before listing their securities in a foreign country. The cybersecurity reviewers will have broad discretion to determine whether the offshore listing may affect China’s national security. In the event that Laidian, in the course of implementing its plan to participate in the charging station industry, accumulates personal information from more than one million users of its charging stations, it will be necessary for it to undergo the mandated security review before uplisting to an exchange. We cannot predict whether, at that time, a listing of JRSIS common stock on a U.S. exchange will be considered to pose a threat to China’s national security.

PRC Policies Regarding PCAOB Inspection of Auditors

Pursuant to the Holding Foreign Companies Accountable Act (“HFCAA”), as adopted by the United States Congress, the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our registered public accounting firm, Centurion ZD CPA & Co. is headquartered in Hong Kong and was identified in this report as a firm subject to the PCAOB’s determination. As a result, on May 13, 2022, the SEC listed JRSIS as a Commission-Identified Issuer under the HFCAA, which made JRSIS subject to sanctions if the Hong Kong authorities continued to prevent the PCAOB from inspecting our auditor. Under the HFCAA (as amended by the Consolidated Appropriations Act – 2023), JRSIS securities may be prohibited from trading on a U.S. stock exchange or facility if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in JRSIS common stock being removed from the OTC Pink Market.

On August 26, 2022, the China Securities Regulatory Commission (“CSRC”), the Ministry of Finance of China, and the PCAOB signed a protocol governing inspections and investigations of audit firms based in China and Hong Kong. On December 15, 2022, the PCAOB issued a new Determination Report which: (1) vacated the December 16, 2021 Determination Report; and (2) concluded that the PCAOB had been able to conduct inspections and investigations completely in Hong Kong in 2022. The December 15, 2022 Determination Report cautions, however, that authorities in Hong Kong might take positions at any time that would prevent the PCAOB from continuing to inspect or investigate completely. As required by the HFCAA, if in the future the PCAOB determines it no longer can inspect or investigate completely because of a position taken by an authority in Hong Kong, the PCAOB will act expeditiously to consider whether it should issue a new determination. If the PCAOB is not able to fully conduct inspections of our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of JRSIS securities may be prohibited under the HFCAA.

Enforceability of Civil Liabilities

At present, JRSIS has only three members of its management team: Zhuowei Zhong, Zhifei Huang and Zhuowen Chen, each of whom is a member of the JRSIS Board of Directors and an executive officer of JRSIS. As our operations expand, we expect to increase the numbers of our managers, both directors and officers. It is likely, however, that all or most of our executives will also be residents of the PRC.

Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States has not been efficient in the absence of a mutual and practical cooperation mechanism.

Efforts by shareholders of JRSIS to obtain recourse against the management of JRSIS in U.S. courts will likely also be unavailing. It will be difficult for the shareholders of JRSIS to effect service of process upon members of our management who reside in China – in general, Chinese authorities will not assist in performing the service. In addition, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. In addition, according to the PRC Civil Procedures Law, courts in China will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. Therefore, even if a shareholder were successful in obtaining judgment against an officer or director of JRSIS in a U.S. court, recognition and enforcement in China of judgments of a court in the U.S. in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

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

Risks Related to Doing Business in China

The Company (i.e. JRSIS and its subsidiaries on a consolidated financial basis) has a single source of revenue: Laidian, a limited company organized and operating in the PRC. This arrangement imposes specific risks on investors in JRSIS:

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations. The PRC government has recently indicated an intent to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or,in extreme cases, become worthless.

All of our assets and operations are located in China. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic, and social conditions in China. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating the development of industry by imposing industrial policies.

The PRC government has significant authority to exert influence on the ability of a China-based company, such as Laidian, to conduct its business and accept foreign investments. Through exercise of its control over the China-bases subsidiary, the PRC government can also exercise significant control over the decision of an offshore holding company, such as JRSIS, to list its securities on an U.S. or other foreign exchanges. For example, JRSIS faces risks associated with regulatory approvals of securities offerings outside of China as well as oversight on cybersecurity and data privacy. Such risks or any actions by the PRC government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer our common stock and/or other securities to investors and cause the value of such securities to significantly decline or be worthless.

The PRC government has significant authority, oversight and discretion over the conduct of our business and may intervene with or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Currently, we believe that these statements and regulatory actions have had no impact on Laidian’s daily business operations, the ability of Laidian to accept foreign investments or the ability of JRSIS to list its securities on an U.S. or other foreign exchange. Nevertheless, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact of such modified or new laws and regulations.

Because all of our operations are in China, our business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in Laidian’s operations and/or the value of JRSIS’ common stock.

As a business operating in China, Laidian is subject to the laws and regulations of the PRC, which can be complex and which evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of Laidian’s business, and the regulations to which Laidian is subject may change rapidly and with little notice to JRSIS or its shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with Laidian’s current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	Delay or impede our development,

●	Result in negative publicity or increase our operating costs,

●	Require significant management time and attention, and

●	Subject Laidian to remedies, administrative penalties and even criminal liabilities that may harm its business, including fines assessed for our current or historical operations, or demands or orders that Laidian modify or even cease its business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, that restrict or otherwise unfavorably impact the ability or manner in which Laidian conducts its business could require Laidian to change certain aspects of its business to ensure compliance, could decrease demand for Laidian’s products, reduce revenues, increase costs, require Laidian to obtain more licenses, permits, approvals or certificates, or subject Laidian to additional liabilities. To the extent any new or more stringent measures are required to be implemented, Laidian’s business, financial condition and results of operations could be adversely affected, which could materially decrease the value of JRSIS common stock.

Increased regulation of offshore offerings by the CSRC could restrict the ability of JRSIS to offer its securities to investors and could cause the value of our common stock to significantly decline or become worthless.

On July 6, 2021, PRC government authorities published the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies. They propose to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks faced by China-based overseas-listed companies.

On December 24, 2021, the CSRC released the Draft Rules Regarding Overseas Listing, which had a comment period that expired on January 23, 2022. The Draft Rules Regarding Overseas Listing lay out the filing regulation arrangement for both direct and indirect overseas listing, and clarify the determination criteria for indirect overseas listing in overseas markets. The Draft Rules stipulate that the Chinese-based companies, or the issuer, shall fulfill the filing procedures within three working days after the issuer makes an application for initial public offering and listing in an overseas market. The required filing materials for an initial public offering and listing should include at least the following: record-filing report and related undertakings; regulatory opinions, record-filing, approval and other documents issued by competent regulatory authorities of relevant industries (if applicable); and security assessment opinion issued by relevant regulatory authorities (if applicable); PRC legal opinion; and prospectus.

In addition, an overseas offering and listing is prohibited under any of the following circumstances: (1) if the intended securities offering and listing is specifically prohibited by national laws and regulations and relevant provisions; (2) if the intended securities offering and listing may constitute a threat to or endangers national security as reviewed and determined by competent authorities under the State Council in accordance with law; (3) if there are material ownership disputes over the equity, major assets, and core technology, etc. of the issuer; (4) if, in the past three years, the domestic enterprise or its controlling shareholders or actual controllers have committed corruption, bribery, embezzlement, misappropriation of property, or other criminal offenses disruptive to the order of the socialist market economy, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (5) if, in past three years, directors, supervisors, or senior executives have been subject to administrative punishments for severe violations, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (6) other circumstances as prescribed by the State Council. The Draft Administration Provisions defines the legal liabilities of breaches such as failure in fulfilling filing obligations or fraudulent filing conducts, imposing a fine between RMB 1 million and RMB 10 million, and in cases of severe violations, a parallel order to suspend relevant business or halt operation for rectification, revoke relevant business permits or operational license.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”), which will take effect on March 31, 2023. Compared to the Draft Rules, the Trial Administrative Measures further clarified and emphasized several aspects, including:

i.	comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Administrative Measures if the following criteria are met at the same time: a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by PRC domestic companies, and b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China;

ii.	exemptions from immediate filing requirements for issuers that a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Administrative Measures, and b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, c) whose such overseas securities offering or listing shall be completed before September 30, 2023. However, such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC;

iii.	a negative list of types of issuers banned from listing overseas, such as issuers under investigation for bribery and corruption;

iv.	regulation of issuers in specific industries;

v.	issuers’ compliance with national security measures and the personal data protection laws; and

vi.	certain other matters such as: an issuer must file with the CSRC within three business days after it submits an application for initial public offering to competent overseas regulators; and subsequent reports shall be filed with the CSRC on material events, including change of control or voluntary or forced delisting of the issuer(s) who have completed overseas offerings and listings.

The Draft Rules Regarding Overseas Listing, if enacted, and the Trial Administrative Measures may subject us to additional compliance requirement in the future. If JRSIS undertakes to raise capital through a securities offering, we cannot assure you that Laidian will be able to complete the filing processes and secure the necessary clearance from the CSRC on a timely basis, or at all. Any failure by Laidian to fully comply with new regulatory requirements may significantly limit or completely hinder the ability of JRSIS to offer its securities, cause significant disruption to Laidian’s business operations, and severely damage Laidian’s reputation, which would materially and adversely affect our financial condition and results of operations and cause JRSIS common stock to significantly decline in value or become worthless.

Rules recently adopted by the Cyberspace Administration of China may restrict our ability to finance Laidian from the proceeds of securities offerings by JRSIS.

On January 4, 2022 the Cyberspace Administration of China (“CAC”) adopted rules mandating that an issuer who is a “critical information infrastructure operator” or a “data processing operator” as defined therein and who possesses personal information of more than one million users, and intends to have its securities listed for trading in a foreign country must complete a cybersecurity review by the CAC. Alternatively, relevant governmental authorities in the PRC may initiate cyber security review if such governmental authorities determine an operator’s cyber products or services, data processing or potential listing in a foreign country affect or may affect national security. The rules became effective on February 15, 2022.

The new CAC rules do not apply to Laidian at this time, as Laidian does not collect any personal information at this time. Nevertheless, the continued expansion of business operations by Laidian could bring that company within the scope of authority of the CAC rules. CAC rules may also expand the protections involved in collection of user information. Laidian may face challenges in addressing such enhanced regulatory requirements and in making necessary changes to its internal policies and practices in data privacy and cybersecurity matters. If Laidian is unable to develop the security structures required by the CAC, it may be prevented from collecting user data. In addition, if Laidian is unable to satisfy the CAC’s cybersecurity review, it may be prevented by the CAC from accepting funds from JRSIS that arise from offshore offerings of JRSIS common stock. In that event, our ability to finance the business of Laidian could be hindered, which could prevent Laidian from achieving profitable operations.

If the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action could significantly limit or completely hinder the ability of JRSIS to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The Chinese government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Laidian’s ability to operate in China may be harmed by changes in Chinese laws and regulations, including those relating to securities regulation, data protection, cybersecurity and mergers and acquisitions and other matters. Central or local governments in the PRC may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on Laidian’s part for compliance with such regulations or interpretations. Government actions in the future could significantly affect economic conditions in China or particular regions thereof, and could require Laidian to materially change its operating activities. Laidian’s business may be subject to various types of government and regulatory interference, such as requiring Laidian to gain approval from CSRC before JRSIS makes a securities offfering and to conduct a cyber security review. Laidian may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Laidian’s operations could be adversely affected by existing or future laws and regulations.

Any of these events could result in a material change in the operations of Laidian and the value of JRSIS common stock. The Chinese government has indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. Any such actions by the Chinese government could significantly limit or completely hinder our ability to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

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

As an auditor of companies that are publicly traded in the United States and a firm registered with the Public Company Accounting Oversight Board (“PCAOB”), Centurion ZD CPA & Co., our independent registered public accounting firm, is required under the laws of the United States to undergo regular inspections by the PCAOB. However, the executive offices of Centurion ZD are located in Hong Kong, and Centurion ZD’s audit documentation related to its audit report included in this annual report on Form 10-K is, therefore, located in Hong Kong. During 2021, the PCAOB was unable to conduct full inspections in Hong Kong or review audit documentation located within Hong Kong without the approval of Hong Kong authorities, which was not granted.

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted by the U.S. Congress on December 18, 2020. Pursuant to the HFCAA, if the SEC determines that an issuer has filed an audit report for 2021 or thereafter that was issued by a registered public accounting firm that has not been subject to inspection by the PCAOB, the SEC will identify that issuer as a “Commission-Identified Issuer”. The HFCAA further provides that if a Commission-Identified Issuer files audit reports for three consecutive years (reduced to two consecutive years by the Consolidated Appropriations Act of 2023) during which the PCAOB was prevented from inspecting the auditor by government action, the SEC will prohibit that issuer’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, which includes Centurion ZD. On May 13, 2022, therefore, the SEC conclusively listed JRSIS as a Commission-Identified Issuer under the HFCAA following the filing of our 2021 Form 10-K with Centurion ZD’s audit report. However, on December 15, 2022, the PCAOB announced that, by reason of the adoption of a protocol by the government of the PRC and the PCAOB, the PCAOB was no longer prevented from inspecting and investigating registered public accounting firms in China and Hong Kong. Accordingly, the common stock of JRSIS remains listed on the OTC Pink Market, notwithstanding that its 2022 Form 10-K contains an audit report by Centurion ZD,

Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong. If the PCAOB determines in the future that it no longer has full access to inspect and investigate accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in one of those jurisdictions to conduct the audit work for two consecutive years, we would again become subject to removal of our common stock from OTC Markets or any other U.S. trading platform on which it becomes listed.

The delisting of JRSIS common stock, or the threat of being delisted, may materially and adversely affect the value of your investment. If JRSIS shares are prohibited from trading in the United States, it is unlikely that we will be able to list on any non-U.S. exchange to facilitate trading in our securities. Such a prohibition would substantially impair your ability to sell JRSIS shares when you wish to do so, and those shares may lose all of their value. . Also, such a prohibition would adversely affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

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

Our operations and principal assets are located in the PRC, and our officers and directors are residents of the PRC. Therefore, it will be difficult to effect service of process on such persons, either in the United States or in China. In addition, there is no treaty between the U.S. and China regarding the enforcement of judgments, and the laws of the PRC direct Chinese courts to deny enforcement to any judgement they deem n violation of public interest. Therefore, it will be difficult to enforce in China any judgments rendered by a U.S. court against our officers and/or directors. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. As a result of all of the above, our shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders compared to shareholders of a corporation doing business entirely within the United States.

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

At the present time, we have only three employees: our management team. Our ability to grow as a public company will be largely dependent on our ability to recruit highly skilled individuals. Future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, all future success depends largely on our ability to retain key consultants and advisors. We cannot assure that any skilled individuals will agree to become an employee or consultant for Laidian. Our inability to retain their services could negatively impact our business and our ability to execute our business strategy.

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

As of December 31, 2022, Zhong, Zhuowei, the Chairman of the Board of JRSIS Health Care Corporation, owns 80.75% of JRSIS’s outstanding common stock. As a result, Mr. Zhong will have significant influence to:

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

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Florida Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We do not anticipate paying dividends for the foreseeable future, but will invest our cash resources in the growth of Laidian. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

JRSIS’s common stock is quoted on the OTC Pink Market under the symbol “JRSS”. The quotations reported on the OTC Pink Market reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

JRSIS’s common stock is thinly traded. The quoted bid and asked prices for the Common Stock vary significantly from week to week. An investor holding shares of JRSIS’s Common Stock may find it difficult to sell the shares and may find it impossible to sell more than a small number of shares at the quoted bid price.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Sales of Unregistered Securities

JRSIS did not make any sale of unregistered securities during the fiscal year 2022 except for the following transactions:

On March 17, 2022, JRSIS entered into an Agreement on the Establishment of Laidian Technology (Zhongshan) Co., Ltd. (“Laidian”) with Zhong Zhuowei. The agreement contains a covenant by Zhong Zhuowei to fund the operations of Laidian which is 100% owned by Runteng Medical, in consideration of Mr. Zhong’s financial commitment and commitment to provide management services, JRSIS agreed to issue 39,130,000 shares of its common stock to Zhong Zhuowei upon the initiation of operations of Laidian. On May 5, 2022, JRSIS issued 39,130,000 shares of its common stock to Zhong Zhuowei.

On May 17, 2022, JRSIS issued a total of 6,000,000 share of common stock for US$60,000 at US$0.01 per share to six non-US shareholders.

Repurchase of Equity Securities

JRSIS did not repurchase any shares of its common stock during the fiscal year 2022 except for the following transaction:

On April 28, 2022, Runteng entered into an agreement regarding a transfer of Harbin Jiarun Hospital Co., Ltd.’s Equity (the “Transfer Agreement”) with Zhang Junsheng. Pursuant to the Transfer Agreement, Runteng transferred to Mr. Zhang equity in Harbin Jiarun Hospital Co., Ltd. (“Jiarun Hospital”) representing 70% of the total equity in Jiarun Hospital and Mr. Zhang transferred to Runteng 5,392,000 shares of JRSIS’s common stock. On May 27, 2022, JRSIS cancelled 5,392,000 shares of its common stock from Zhang Junsheng.

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

On November 20, 2013, Junsheng Zhang, the senior officer of Jiarun, established JRSIS Health Care Corporation, a Florida corporation (“JRSIS” or the “Company”). On February 25, 2013, the officer of Jiarun established JRSIS Health Care Limited (“JRSIS-BVI”), as a wholly owned subsidiary of JRSIS, and on September 17, 2012, the officer of Jiarun Hospital established Runteng Medical Group Co., Ltd (“Runteng”), as a wholly owned subsidiary of JRSIS-BVI. Until April 28, 2022 Runteng, a Hong Kong registered Investment Company, held 70% equity interest in Jiarun.

On December 20, 2013, JRSIS acquired 100% of the issued and outstanding capital stock of JRSIS-BVI, for 12,000,000 shares of its common stock. JRSIS-BVI, through its wholly owned subsidiary, Runteng Medical Group Co., Ltd, holds majority ownership in Jiarun, a company duly incorporated, organized and validly existing under the laws of China. As the parent company, JRSIS relied on Jiarun to conduct 100% of our businesses and operations.

On March 17, 2022, JRSIS entered into an agreement on the establishment of Laidian Technology (Zhongshan) Co., Ltd. (“Laidian”) with Zhong Zhuowei. The agreement contains a covenant by Zhong Zhuowei to fund the operations of Laidian which is 100% owned by Runteng, in consideration of Mr. Zhong’s financial commitment and commitment to provide management services, JRSIS agreed to issue 39,130,000 shares of its common stock to Zhong Zhuowei upon the initiation of operations of Laidian.

On April 12, 2022, Runteng has setup and owned 100% of the equity in Laidian, a wholly-owned subsidiary to engage in the business of providing charging services to electric vehicles incorporated in Zhongshan City of Guangdong, China.

On April 28, 2022 JRSIS completed the spin-off of its subsidiary Jiarun as JRSIS’s subsidiary Runteng transferred its 70% equity interest in Jiarun to Zhang Junsheng (the “Spin-Off”). In exchange for the 70% equity interest in Jiarun, Zhang Junsheng transferred to Runteng 5,392,000 shares of JRSIS common stock.

On May 5, 2022, JRSIS issued 39,130,000 shares of its common stock to Zhong Zhuowei. Under “Agreement on the establishment of Laidian technology (Zhongshan) Co., Ltd.” to serve as a management and set up the Laidian. As Mr. Zhong had previously acquired 8,000,000 shares in private transactions, he owned 47,130,000 shares (80.7%) of JRSIS’ common stock as on May 5, 2022.

On May 17, 2022, JRSIS issued a total of 6,000,000 share of common stock for US$60,000 at US$0.01 per share to six non-US shareholders.

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

Revenue

In April 2022 JRSIS, through its newly-organized subsidiary, Laidian, commenced the business of providing consulting services to enterprises seeking to develop and commercialize EV charging stations in Guangzhou City. Operating revenue for the year ended December 31, 2022 was the fees paid to Laidian’s consulting services as well as planning and design of charging stations for Laidian’s customer.

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

59% of the costs and expenses for 2022 were attributable to stock-based compensation. In April 2022 JRSIS issued 39,130,000 shares of its common stock to Zhong Zhuowei in consideration of his commitment to provide managerial services for the development of the Laidian’s charging station business and to provide such funds to Laidian as would be required to initiate its operations. These shares had a negotiated value of $1,056,510, of which $74,652 was reimbursement for Mr. Zhong’s payment of Laidian’s paid in capital. The remaining $981,858 was capitalized as deferred expenses and will be amortized as stock-based compensation over the three years commencing in April of 2022. For the year ended December 31, 2022, the Company record $246,465 stock-based compensation expense by virtue of this amortization.

The other significant operating expense was professional fees of $96,795 for the year ended December 31, 2022. These fees were primarily accounting and legal fees related to JRSIS’s U.S. reporting obligations. Professional fees for the year ended December 31, 2021 totaled $97,701.

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

On April 28, 2022, JRSIS completed the spin-off of its subsidiary Jiarun, and reclassified the results of Jiarun’s operations as discontinued operations recorded $33,393,670 net loss.

For the year ended December 31 2022, the Company’s net loss from discontinued operations was $33,393,670, most of which represented the book value of Jiarun on April 28, 2022 less the market value of the shares delivered to JRSIS in exchange for Jiarun. For the year ended December 31, 2021, the Company realized net income from discontinued operations of $3,292,746, which represented the net income earned by Jiarun during that year.

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

Our working capital at December 31, 2022 was $755,619, an increase of $ 4,490,898 from our $3,733,571 in working capital deficit at December 31, 2021. The increase was primarily attributable to JRSIS spin-off of Jiarun hospital, which resulted in a decrease of $2,240,486 in the working capital deficit from December 31, 2021.

The primary non-cash component of our working capital at December 31, 2022 was deferred expenses totaling $736,393. This balance represents the net market value of JRSIS’s grant of 39,130,000 shares of its common stock to Zhong Zhuowei upon the initiation of the operations of Laidian. In April 2022, when Laidian initiated operations, these shares had a negotiated value of $1,056,510, of which $981,858 was attributed to services that Mr. Zhong committed to provide to Laidian during the 3 years following April of 2022. For the year ended December 31, 2022, the Company record $ 245,465 stock-based compensation expense.

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

Net Cash Used in Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 was $738,241, as compared to net cash used in financing activities of $2,798,024 for the year ended December 31, 2021. The cash provided by financing activities for the year ended December 31, 2022 was mainly because JRSIS acquired Laidian in April 2022. In addition, JRSIS issued 6,000,000 shares of its common stock to six shareholders for sales of $60,000, and payment for lease obligation $867,508 in discontinued operations.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

JRSIS Health Care Corporation (the “Company” or “JRSIS”) was incorporated on November 20, 2013 under the laws of the State of Florida. In December 2013 JRSIS acquired 100% of the equity in JRSIS Health Care Limited (“JRSIS-BVI”), which is a Limited Liability Company registered in British Virgin Island (“BVI”) on February 25, 2013. JRSIS-BVI owns 100% of the equity in Runteng Medical Group Co., Ltd (“Runteng”), a limited liability company registered in Hong Kong on September 17, 2012. Until March 31, 2022, Runteng owned 70% of the equity in Harbin Jiarun Hospital Co., Ltd (“Jiarun”), a for-profit hospital incorporated in Harbin City of Heilongjiang, China in February 2006. The remaining 30% of the equity in Jiarun was owned by Junsheng Zhang, who is the Chairman of the Board of JRSIS Health Care Corporation.

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

D. Functional currency and foreign currency translation

JRSIS and JRSIS-BVI’s functional currency is the United States dollar (“US$”). Runteng’s functional currency is the Hong Kong dollar (“HK$”). The functional currency of Laidian and Jiarun is the Renminbi (“RMB”).

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

NOTE 3. DISCONTINUED OPERATIONS

At the beginning of 2022, the board of directors of the Company committed to a plan to dispose of Jiarun. On April 28, 2022 the subsidiary of JRSIS, Runteng Medical Group Co., Ltd., entered into an Agreement Regarding a Transfer of Harbin Jiarun Hospital Co., Ltd.’s Equity with Zhang Junsheng, who was the Chairman of JRSIS until April 28, 2022. Pursuant to the Transfer Agreement, Runteng transferred to Mr. Zhang equity in Harbin Jiarun Hospital Co., Ltd. representing 70% of the total equity in Jiarun Hospital and Mr. Zhang transferred to Runteng 5,392,000 shares of the Registrant’s common stock.

After the Spin-Off, JRSIS does not beneficially own any equity in Jiarun and will no longer consolidate Jiarun financial results with financial results of JRSIS on April 1, 2022. Commencing on the second quarter of fiscal year 2022, Jiarun hospital’s historical financial results for periods prior to April 1, 2022 will be reclassified and reflected in JRSIS’s consolidated financial statements as a discontinued operation.

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

United States

JRSIS is subject to the United States of America tax law at tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the periods presented, and its earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC.

The following table shows the components of the provision for US income tax recorded for 2022:

Amounts
Income before income tax	$619,840
Tax rate at 21%	130,166
Non-taxable income	(130,166)
Income tax expense	$-

BVI

JRSIS-BVI was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income tax.

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

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2022. Based on this evaluation, Management determined that the following material weakness existed in our internal control over financial reporting:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The Company may engage more employees when more financial resources are available.

●	Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles. Currently, we are relying on external consultants to assist us complying with the US GAAP financial reporting process.

●	We are trying to improve our documentation system concerning our existing financial processes, risk assessment and internal controls so as to provide sufficient and adequate records for the preparation and disclosure of financial reporting process. Currently, we are relying on external consultants to assist us complying with the financial reporting process.

●	We do not presently have an audit committee. JRSIS will setup an audit committee when more financial resources are available.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

On April 12, 2022, Runteng organized and acquired 100% of the equity in Laidian to engage in the business of providing charging services to electric vehicles. On April 28, 2022 JRSIS completed the spin-off of Jiarun. As a result, JRSIS does not beneficially own any equity interest in Jiarun. According to the spin-off agreement on April 28, 2022, the effective date of spin-off was April 1, 2022. In connection with the spin-off of Jiarun, all of the directors and executive officers then in office resigned from their positions and JRSIS organized a new board and executive team.

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

								Non-Equity	Non-qualified
								Incentive	Deferred	All
					Stock		Option	Plan	Comp.	Other
			Salary	Bonus	Awards		Awards	Comp.	Earnings	Comp.	Total
Name and Principal Position	Year		($)	($)	($)		($)	($)	($)	($)	($)
Zhong, Zhuowei		2022	—	—	245,465	#1	—	—	—	—	245,465
President		2021	—	—	—		—	—	—	—	—

Huang Zhifei		2022	—	—	—		—	—	—	—	—
CEO		2021	—	—	—		—	—	—	—	—

Chen, Zhuowen		2022	—	—	—		—	—	—	—	—
CFO		2021	—	—	—		—	—	—	—	—

Sun, Lihua	#2	2022	—	—	—		—	—	—	—	—
CFO/Director		2021	26,334	—	—		—	—	—	—	26,334

(#1)	JRSIS issued 39,130,000 shares of its common stock to Zhong Zhuowei in compensation for his undertaking to provide management services and financing in connection with the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510. $74,652 of that sum was treated as reimbursement for Mr. Zhong’s contribution of Laidian’s paid in capital. The remaining $981,858 was classified as share-based compensation and capitalized as a deferred expense to be amortized over the three years commencing in April of 2022. For the year ended December 31, 2022, the Company recorded $245,465 compensation expenses.

(#2)	Sun Lihua resigned as the Chief Finanical Office along with the spin-off of Jiarun.

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

Compensation of Directors

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of JRSIS Health Care Corporation other than services ordinarily required of a director. To date, we have paid no compensation to any person for services as a member of JRSIS’s Board of Directors.

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

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to effect a change in JRSIS’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholder.

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

On May 5, 2022, we issued 39,130,000 shares of its common stock to Zhong Zhuowei. Under “Agreement on the establishment of Laidian technology (Zhongshan) Co., Ltd.” Mr. Zhong agreed to provide management services and financing in connection with the initiation of operations of Laidian. As Mr. Zhong had previously acquired 8,000,000 shares in private transactions, he owned 47,130,000 shares (80.75%) of JRSIS’s common stock as on May 5, 2022.

Independent Directors

No director will be considered “independent” unless the Board affirmatively determines that the director has no direct or indirect relationship with the Company that, in the opinion of JRSIS’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

Name	Exhibit
3.1	Articles of Incorporation of Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant – filed as an exhibit to the Current Report on Form 8-K filed on September 6, 2018 and incorporated herein by reference.
3.5	Certificate of Incumbency on January 22, 2014 (1)
4.6	Description of Common Stock – filed as an exhibit to the Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference.
10.1	Agreement on Establishment of Laidian Technology (Zhongshan) Co., Ltd. dated March 17, 2022 between JRSIS Health Care Corporation and Zhong Zhuowei – filed as an exhibit to the Current Report on Form 8-K filed on June 9, 2022 and incorporated herein by reference.
21	Subsidiaries of JRSIS *
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

(1)	Incorporated by reference to the same exhibit filed with our registration statement on Form S-1, as amended (File No. 333-194359).
*	Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION

Date: July 26, 2023	By:	/s/ Huang Zhifei
Huang Zhifei
Chief Executive Officer
Principal Executive Officer

Date: July 26, 2023	By:	/s/ Chen Zhuowen
Chen Zhuwen
Chief Financial Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhong Zhuowei	President, Chairman of the Board and Director	July 26, 2023
Zhong Zhuowei

/s/ Huang Zhifei	Chief Executive Officer and Director	July 26, 2023
Huang Zhifei

/s/ Chen Zhuowen	Chief Financial Officer and Director	July 26, 2023
Chen Zhuowen