Form 10-Q
period 2023-06-30
JRSIS HEALTH CARE Corp
filed 2023-08-21
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of the date of filing this report, there were outstanding 5,836,659  shares of the issuer’s common stock, par value $0.0001 per share.

NOTE REGARDING REVERSE STOCK SPLIT

On June 29, 2023, JRSIS Health Care Corporation implemented a one-for-ten reverse split of its common stock. To facilitate comparative analysis, all statements in this Report regarding numbers of shares of common stock and all references to prices of a share of common stock, if referencing events or circumstances occurring prior to June 29, 2023, have been modified to reflect the effect of the reverse stock split on a pro forma basis.

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that can be expected for the year ended December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$28,220	$58,616
Accounts receivable, net	13,791	-
Other receivables	2,841	2,987
Amount due from related parties	-	854
Deferred expenses	572,750	736,393
Total current assets	617,602	798,850
Property and equipment, net	33,051	38,989
Right-of-use assets	10,730	18,138
Total assets	$661,383	$855,977

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$8,000	$24,711
Amount due to related parties	49,491	-
Payroll payable	1,172	1,812
Lease liabilities - current	10,730	16,708
Total current liabilities	69,393	43,231
Lease liabilities - non-current	-	1,430
Total liabilities	$69,393	$44,661

Shareholders’ equity
Preferred stock, $0.0001 par value, 2,000,000 shares of Preferred shares authorized; nil issued and outstanding at June 30, 2023 and December 31, 2022*	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,836,659 issued and outstanding at June 30, 2023 and December 31, 2022*	583	583
Additional paid-in capital	24,510,284	24,510,284
Accumulated deficit	(23,929,915)	(23,705,746)
Accumulated other comprehensive income	11,038	6,195
Total shareholders’ equity of the Company	591,990	811,316
Total liabilities and shareholders’ equity	$661,383	$855,977

*	Adjusted for the 1-for-10 reverse stock split.

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Consultation	43,317	-	43,317	-
Total revenue	43,317	-	43,317	-

Operating costs and expenses:
Salaries and benefits	3,176	4,421	7,978	4,421
Stock-based compensation	81,822	81,822	163,643	81,822
Office supplies	7,221	25,430	10,777	39,756
Right-of-use assets amortization	5,441	5,615	8,196	5,615
Lease liabilities interest expense	241	497	381	497
Professional fee	48,335	8,000	72,287	16,000
Change in fair value of warrant liability	-	-	-	(7)
Depreciation	2,086	1,505	4,224	1,505
Total operating costs and expenses	148,322	127,290	267,486	149,609
Loss from operations before other income and income taxes	(105,005)	(127,290)	(224,169)	(149,609)
Other income	-	-	-	-
Loss from operations before income taxes	(105,005)	(127,290)	(224,169)	(149,609)
Income tax	-	-	-	-
Loss from continued operations	(105,005)	(127,290)	(224,169)	(149,609)
Net loss from discontinued operations	-	(36,054,805)	-	(33,393,670)
Net loss	$(105,005)	$(36,182,095)	$(224,169)	$(33,543,279)
Comprehensive income:
Foreign currency translation adjustment from continued operations	5,100	6,356	4,843	17,557
Foreign currency translation adjustment from discontinued operations	-	104,913	-	301,922
Comprehensive loss	$(99,905)	$(36,070,826)	$(219,326)	$(33,223,800)

Net loss from continuing operations per share of common stock
Basic earnings per share*	$(0.018)	$(0.029)	$(0.038)	$(0.048)
Diluted earnings per share*	$(0.018)	$(0.029)	$(0.038)	$(0.048)
Net loss from discontinuing operations per share of common stock
Basic earnings per share*	$-	$(8.218)	$-	$(10.686)
Diluted earnings per share*	$-	$(8.218)	$-	$(10.686)
Net loss per share of common stock
Basic earnings per share*	$(0.018)	$(8.247)	$(0.038)	$(10.734)
Diluted earnings per share*	$(0.018)	$(8.247)	$(0.038)	$(10.734)
Weighted average number of shares outstanding (Basic)*	5,836,659	4,387,248	5,836,659	3,125,053
Weighted average number of shares outstanding (Diluted)*	5,836,659	4,387,248	5,836,659	3,125,053

*	Adjusted for the 1-for-10 reverse stock split.

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Accumulated	Accumulated other comprehensive	Additional paid-in	Non- controlling	Total shareholders’
	Number*	Amount	deficits	income	capital	Interest	equity

Balance at December 31, 2021	1,862,859	$186	$(1,877,296)	$545,449	$23,399,563	$11,034,278	$33,102,180
Net income	-	-	1,847,171	-	-	791,645	2,638,816
Foreign currency translation adjustment	-	-	-	149,107	-	59,103	208,210
Balance at March 31, 2022 (Unaudited)	1,862,859	186	(30,125)	694,556	23,399,563	11,885,026	35,949,206
Discontinued Operations adjustment	-	-	12,579,582	(694,556)	-	(11,885,026)	-
Loss from discontinuing operations	-	-	(35,949,892)	-	965,168	-	(34,984,724)
Net income	-	-	(127,290)	-	-	-	(127,290)
Shares issued for officer compensation	3,913,000	391	-	-	1,056,119	-	1,056,510
Shares issued for private placement	600,000	60	-	-	59,940	-	60,000
Shares repurchase and cancelled	(539,200)	(53)	-	-	(970,468)	-	(970,560)
Foreign currency translation adjustment	-	-	-	6,356	-	-	6,356
Balance at June 30, 2022 (Unaudited)	5,836,659	583	(23,527,725)	6,356	24,510,284	-	989,498

	Common stock		Accumulated	Accumulated other comprehensive	Additional paid-in	Non- controlling	Total shareholders’
	Number*	Amount	deficits	income	capital	Interest	equity

Balance at December 31, 2022	5,836,659	$583	$(23,705,746)	$6,195	$24,510,284	$-	$811,316
Net loss	-	-	(119,164)	-	-	-	(119,164)
Foreign currency translation adjustment	-	-	-	(257)	-	-	(257)
Balance at March 31, 2023 (Unaudited)	5,836,659	583	(23,824,910)	5,938	24,510,284	-	691,895
Net loss	-	-	(105,005)	-	-	-	(105,005)
Foreign currency translation adjustment	-	-	-	5,100	-	-	5,100
Balance at June 30, 2023 (Unaudited)	5,836,659	583	(23,929,915)	11,038	24,510,284	-	591,990

*	Adjusted for the 1-for-10 reverse stock split.

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Six Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(224,169)	$(33,543,279)
Less: Net loss from discontinued operations	-	(33,393,670)
Net loss from continued operations	(224,169)	(149,609)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,224	1,505
Right-of-use assets amortization	8,196	-
Lease liabilities interest expense	381	-
Change in fair value of warranty liability	-	(7)
Stock-based compensation	163,643	81,822
Changes in operating assets and liabilities:
Accounts receivable, net	(13,791)	-
Other receivables	146	(3,219)
Amount due from related parties	854	-
Accounts payable	(16,711)	(58,000)
Amount due to related parties	49,491	-
Payroll payable	(640)	-
Deposits received	-	1,583
Net cash used in operating activities from continued operations	(28,376)	(125,925)
Net cash provided by operating activities from discontinued operations	-	3,157,978
Net cash provided by (used in) operating activities	(28,376)	3,032,053

Cash Flows From Investing Activities
Purchases of property and equipment	-	(44,518)
Net cash used in investing activities from continued operations	-	(44,518)
Net cash used in investing activities from discontinued operations	-	(2,783,041)
Net cash used in investing activities	-	(2,827,559)

Cash Flows From Financing Activities
Shareholder contribution to a subsidiary	-	69,260
Proceeds from issuance of common stock in private placement	-	60,000
Extinguishment of warranty liability	-	7
Net cash provided by financing activities from continued operations	-	129,267
Net cash used in financing activities from discontinued operations	-	(867,508)
Net cash used in financing activities	-	(738,241)

Effect of exchange rate fluctuation on cash and cash equivalents	(2,020)	(284,565)
Net decrease in cash and cash equivalents	(30,396)	(818,312)

Cash and cash equivalents, beginning of period	58,616	855,971
Cash and cash equivalents, ending of period	$28,220	$37,659

Analysis of cash and cash equivalents
Included in cash and cash equivalents per consolidated balance sheets	$28,220	$37,659
Included in cash and cash equivalents of discontinued operations	-	-
Cash and cash equivalents, end of period	$28,220	$37,659

Supplemental disclosure of cash flow information
Continuing operations:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Discontinued operations:
Cash paid for income taxes	$-	$(13,086)
Cash paid for interest	$-	$(406,544)
Supplemental disclosure of non-cash activities
Shares issued for officer compensation	$(163,643)	$(1,056,510)
Shares repurchase	-	(970,560)

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

Spin-Off of Harbin Jiarun Hospital Co., Ltd.

On April 28, 2022 JRSIS Health Care Corporation completed the spin-off of its subsidiary Harbin Jiarun Hospital Co., Ltd. as JRSIS’s subsidiary Runteng Medical Group Co., Ltd. transferred its 70% equity interest in Jiarun to Zhang Junsheng (the “Spin-Off”). In exchange for the 70% interest in Jiarun, Zhang Junsheng transferred to Runteng 539,200 shares of JRSIS common stock.

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

Reverse Stock Split

On May 1, 2023, the Company’s Board of Directors and the holder of a majority of the voting power in the Company approved a 1-for-10 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) which was implemented on June 29, 2023. After the Reverse Stock Split, each ten (10) shares of the Corporation’s common stock issued and outstanding shall automatically be combined into one (1) share of the Corporation’s common stock, par value $0.0001 per share, without any further action by the Corporation or the holder thereof (the “Reverse Stock Split”). No fractional shares of common stock shall be issued in connection with the Reverse Stock Split. Rather, fractional shares created as a result of the Reverse Stock Split shall be rounded up to the next largest whole number of shares. For further information regarding this Reverse Stock Split, see "NOTE 12. COMMON STOCK".

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

The exchange rates used for foreign currency translation are as follows:

Six Months Ended June 30,
		2023	2022
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.2513 / 7.8363	6.6977 / 7.8467
Revenue and expenses	period average	6.9256 / 7.8394	6.4787 / 7.8257

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. As of June 30, 2023, one customer accounted for 100% of net accounts receivable, and as of December 31, 2022, no customer accounted for more than 5% of net accounts receivable. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. For the six months ended June 30, 2023, one customer accounted for 100% of total revenue. For the six months ended June 30, 2022, no customer accounted for more than 10% of net revenue.

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

Share-based payment awards granted to a customer shall be measured and classified according to the terms of award. A share-based payment transaction shall be measured based on the fair value. On May 5, 2022, the Company issued 3,913,000 shares of its common stock as officer compensation to Zhong Zhuowei upon the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510, of which $74,652 was obligation for Laidian’s paid in capital, remaining $981,858 was the expense of the Company for 3 years since April of 2022. For the six months ended June 30, 2023, the Company recorded $163,643 compensation expenses.

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 3. DISCONTINUED OPERATIONS

At the beginning of 2022, the board of directors of the Company committed to a plan to dispose of Jiarun. On April 28, 2022 the subsidiary of JRSS, Runteng Medical Group Co., Ltd., entered into an Agreement Regarding a Transfer of Harbin Jiarun Hospital Co., Ltd.’s Equity with Zhang Junsheng, who was the Chairman of JRSS until April 28, 2022. Pursuant to the Transfer Agreement, Runteng transferred to Mr. Zhang equity in Harbin Jiarun Hospital Co., Ltd. representing 70% of the total equity in Jiarun Hospital and Mr. Zhang transferred to Runteng 539,200 shares of the Registrant’s common stock.

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

The following table presents the components of discontinued operations in relation to Jiarun Hospital reported in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales	-	-	-	15,619,411
Operating costs and expenses	-	-	-	12,023,149
Earnings from operations before other income and income taxes	-	-	-	3,596,262
Other income(loss)	-	(36,054,805)	-	(36,061,556)
Loss from operations before income taxes	-	(36,054,805)	-	(32,465,294)
Income tax	-	-	-	928,376
Net loss from discontinued operations	-	(36,054,805)	-	(33,393,670)

NOTE 4. ACCOUNTS RECEIVABLE, NET

	June 30,	December 31,
	2023	2022
	(Unaudited)
Accounts receivable	$13,791	$-
Less: allowance for doubtful debts	-	-
	$13,791	$-

Balance of accounts receivable as of June 30, 2023 was mainly due from customer Shanghai Jieshi of $13,791 for the consulting service provided during the second quarter of 2023, which was settled at July 2023.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 5. PROPERTY AND EQUIPMENT, NET

At June 30, 2023 and December 31, 2022, property and equipment, net, consisted of:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Transportation equipment	$41,730	$43,873
Office equipment and others	734	771
Total property and equipment at cost	42,464	44,644
Accumulated depreciation	(9,413)	(5,655)
Total property and equipment, net	$33,051	$38,989

The Company recorded depreciation expense of $4,224 and $1,505 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 6. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

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

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company’s accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of $ 10,730 and $ 10,730, respectively, as of June 30, 2023.

As of June 30, 2023, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

June 30, 2023
(Unaudited)
Assets
Right-of-use assets	$10,730
Total	$10,730
Liabilities
Lease liabilities- Current	10,730
Lease liabilities- Non-current	-
Total	$10,730

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending June 30,	Amount
2024	10,730
Total	$10,730

The company has recorded operating lease expense of $5,682 and $6,112 for three months ended June 30, 2023 and 2022, and recorded operating lease expense of $8,577 and $6,122 for six months ended June 30, 2023 and 2022, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. REVENUE

	Six Months Ended June 30,
	2023	2022
Consultation	$43,317	$-
Total Revenue	$43,317	$-

The Company’s revenue for the six months ended June 30, 2023 derived from its provision to a customer of consulting services as well as plans and designs for charging piles for Shanghai Jieshi.

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

The following table shows the components of the allowance for US income tax recorded for the six months ended June 30, 2023:

Amounts
Loss before income tax	$(146,932)
Tax rate at 21%	(30,856)
Allowance on tax losses	30,856
Income tax expense	$-

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. INCOME TAX EXPENSE (Continued)

The following table shows the components of the allowance for Hong Kong income tax recorded for the six months ended June 30, 2023:

Amounts
Loss before income tax	$-
Tax rate at 16.5%	-
Disallowed tax losses	-
Income tax expense	$-

PRC

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

The following table shows the components of the allowance for PRC income tax recorded for the six months ended June 30, 2023:

Amounts
Loss before income tax	$(77,237)
Tax rate at 25%	(19,309)
Allowance on tax losses	19,309
Income tax expense	$-

NOTE 9. RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions:

Amount due (to)/ from related parties

Amount due (to)/ from related parties consisted of the following as of the periods indicated:

Name of related parties	June 30, 2023	December 31, 2022
	(Unaudited)
Zhuowei Zhong	$(49,491)	$854

Amounts due to Zhuowei Zhong as at June 30, 2023, the Chairman of the Company, represented the amounts paid by Mr. Zhong for the daily operation of the company, and the amounts due from Zhuowei Zhong as at December 31, 2022 represented excess reimbursement from the company.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 9. RELATED PARTY TRANSACTIONS (Continued)

Related parties’ transactions

Related parties’ transactions consisted of the following for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Stock-based compensation paid to:
Zhong Zhuowei (#1)	$163,643	$81,822

(#1)Zhong Zhuowei is major shareholder holding 80.7% and 0% of the Company’s issued and outstanding common stock as of March 31, 2023 and 2022, respectively. On May 5, 2022, the Company issued 3,913,000 shares of its common stock to Zhong Zhuowei, pursuant to “agreement on the establishment of Laidian”, as compensation to serve as management to setup Laidian. As Mr. Zhong had previously acquired 800,000 shares in private transactions, he owned 4,713,000 shares (80.7%) of the Company’s common stock as on May 5, 2022.

On same day, the Company issued 3,913,000 shares of its common stock to Zhong Zhuowei in compensation for his undertaking to provide management services and financing in connection with the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510. $74,652 of that sum was treated as reimbursement for Mr. Zhong’s contribution of Laidian’s paid in capital. The remaining $981,858 was classified as share-based compensation and capitalized as a deferred expense to be amortized over the three years commencing in April of 2022. For the six months ended June, 2023 and 2022, the Company recorded $163,643 and $81,822 compensation expenses respectively.

NOTE 10. BASIC AND DILUTED EARNINGS PER SHARE

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

	Six Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Numerator:
Net loss available to common stockholders	$(224,169)	$(33,543,279)
Net loss from continued operations	(224,169)	(149,609)
Net loss from discontinued operations	-	(33,393,670)
Denominator:
Basic weighted average number of shares outstanding*	5,836,659	3,125,053
Diluted weighted average number of shares outstanding*	5,836,659	3,125,053
Net income (loss) per share:
Net income (loss) per share of common stock
Basic earnings per share*	$(0.038)	$(10.734)
Diluted earnings per share*	$(0.038)	$(10.734)
Net loss from continuing operations per share of common stock
Basic earnings per share*	$(0.038)	$(0.048)
Diluted earnings per share*	$(0.038)	$(0.048)
Net income from discontinuing operations per share of common stock
Basic earnings per share*	$-	$(10.686)
Diluted earnings per share*	$-	$(10.686)

*	Adjusted for the 1-for-10 reverse stock split

The dilutive earnings per share will not be computed if the effect would be anti-dilutive.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 11. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of June 30, 2023 and December 31, 2022.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of June 30, 2023 and December 31, 2022.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 12. COMMON STOCK

On March 17, 2022, the Company entered into an agreement on the establishment of Laidian with Zhong Zhuowei. The agreement contained a covenant by Zhong Zhuowei to fund the operations of Laidian, which is 100% owned by Runteng, in consideration of Mr. Zhong’s financial commitment and commitment to provide management services, the Company agreed to issue 3,913,000 shares of its common stock to Zhong Zhuowei upon the initiation of operations of Laidian. On May 5, 2022, the Company issued 3,913,000 shares of its common stock to Zhong Zhuowei. As Mr. Zhong had previously acquired 800,000 shares in private transactions, he owned 4,713,000 shares (80.7%) of the Company’s common stock as on May 5, 2022.

On May 17, 2022, the Company issued a total of 600,000 share of common stock for US$60,000 at US$0.01 per share to six non-US shareholders.

On April 28, 2022, Runteng entered into an agreement regarding a transfer of Jiarun’s equity with Zhang Junsheng. Pursuant to the transfer agreement, Runteng transferred to Mr. Zhang equity interest in Jiarun, representing 70% of equity interest in Jiarun and Mr. Zhang transferred to Runteng 539,200 shares of the Company’s common stock. On May 27, 2022, the Company cancelled the 539,200 shares of the Company’s common stock. Since this transaction required certain authoritative approval before effective, the publication of these transactions was delayed so as to obtain all parties consent and advance authoritative approval. As of May 27, 2022, the issued and outstanding share number of the Company was 5,836,657, the balance of the number of shares held by Mr. Zhang and Mr. Zhong were nil (0%) and 4,713,000 (80.7%), respectively.

On May 1, 2023, the Company’s Board of Directors and the holder of a majority of the voting power in the Company approved a 1-for-10 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) which was implemented on June 29, 2023. After the Reverse Stock Split, each ten (10) shares of the Corporation’s common stock issued and outstanding shall automatically be combined into one (1) share of the Corporation’s common stock, par value $0.001 per share. No fractional shares of common stock shall be issued in connection with the Reverse Stock Split. Rather, fractional shares created as a result of the Reverse Stock Split shall be rounded up to the next largest whole number of shares.

There were 5,836,659 common stock issued and outstanding at June 30, 2023 and December 31, 2022.

NOTE 13. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a recurring loss of $224,169 and $23,929,915 negative retained earnings or accumulated deficit as of June 30, 2023. These factors raised substantial doubt about its ability to continue as a going concern. In view of the matter described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On December 20, 2013, the Company acquired 100% of the issued and outstanding capital stock of JHCL, for 12,000,000 shares of its common stock. JHCL, through its wholly owned subsidiary, Runteng Medical Group Co., Ltd, holds majority ownership in Jiarun, a company duly incorporated, organized and validly existing under the laws of China. Until 2022, JRSS relied on Jiarun to conduct 100% of its businesses and operations.

On March 17, 2022, the Company entered into an agreement on the establishment of Laidian Technology (Zhongshan) Co., Ltd. (“Laidian”) with Zhong Zhuowei. The agreement contains a covenant by Zhong Zhuowei to fund the operations of Laidian which is 100% owned by Runteng, in consideration of Mr. Zhong’s financial commitment and commitment to provide management services, the Company agreed to issue 3,913,000 shares of its common stock to Zhong Zhuowei upon the initiation of operations of Laidian.

On April 12, 2022, Runteng has setup and owned 100% of the equity in Laidian to engage in the business of providing charging services to electric vehicles incorporated in Zhongshan City of Guangdong, China.

On April 28, 2022, JRSS completed the spin-off of its subsidiary Jiarun, as JRSS’s subsidiary Runteng transferred its 70% equity interest in Jiarun to Zhang Junsheng (the “Spin-Off”). In exchange for the 70% equity interest in Jiarun, Zhang Junsheng transferred to Runteng 539,200 shares of JRSS’ common stock.

On May 5, 2022, JRSS issued 3,913,000 shares of its common stock to Zhong Zhuowei. Under “agreement on the establishment of Laidian” to serve as a management and set up the Laidian. As Mr. Zhong had previously acquired 800,000 shares in private transactions, he owned 4,713,000 shares (80.7%) of JRSS’s common stock as on May 5, 2022.

On May 17, 2022, the Company issued a total of 600,000 share of common stock for US$60,000 at US$0.01 per share to six non-US shareholders.

On May 1, 2023, the Company’s Board of Directors and the holder of a majority of its voting power approved a 1-for-10 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) which was implemented on June 29, 2023. After the Reverse Stock Split, each ten (10) shares of the Corporation’s common stock issued and outstanding shall automatically be combined into one (1) share of the Corporation’s common stock, par value $0.001 per share, without any further action by the Corporation or the holder thereof (the “Reverse Stock Split”). No fractional shares of common stock shall be issued in connection with the Reverse Stock Split. Rather, fractional shares created as a result of the Reverse Stock Split shall be rounded up to the next largest whole number of shares. For further information regarding this Reverse Stock Split, see "NOTE 12. COMMON STOCK".

Critical Accounting Policies and Management Estimates

In preparing our financial statements, we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the periods ended June 30, 2023, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations for Three and Six Months Ended June 30, 2023 and 2022

The following table shows key components of the results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Revenue:
Consultation	43,317	-	43,317	n/a
Total revenue	43,317	-	43,317	n/a

Operating costs and expenses:
Salaries and benefits	3,176	4,421	(1,245)	(28)%
Stock-based compensation	81,822	81,822	-	0%
Office supplies	7,221	25,430	(18,209)	(72)%
Right-of-use assets amortization	5,441	5,615	(174)	(3)%
Lease liabilities interest expense	241	497	(256)	(52)%
Professional fee	48,335	8,000	40,335	504%
Change in fair value of warrant liability	-	-	-	n/a
Depreciation	2,086	1,505	581	39%
Total operating costs and expenses	148,322	127,290	21,032	17%
Loss from operations before other income and income taxes	(105,005)	(127,290)	22,285	(18)%
Other income	-	-	-	n/a
Loss from operations before income taxes	(105,005)	(127,290)	22,285	(18)%
Income taxes	-	-	-	-
Net loss from continued operations	(105,005)	(127,290)	22,285	(18)%
Net loss from discontinued operations	-	(36,054,805)	36,054,805	(100)%
Net loss	$(105,005)	$(36,182,095)	$(36,070,090)	(100)%
Comprehensive income (Loss):
Foreign currency translation adjustment from continued operations	5,100	6,356	(1,244)	(20)%
Foreign currency translation adjustment from discontinued operations	-	104,913	(197,009)	(100)%
Comprehensive loss	$(99,905)	$(36,070,826)	$35,970,921	(100)%

	Six Months Ended June 30,		Change
	2023	2022	$	%
Revenue:
Consultation	43,317	-	43,317	n/a
Total revenue	43,317	-	43,317	n/a

Operating costs and expenses:
Salaries and benefits	7,978	4,421	3,557	80%
Stock-based compensation	163,643	81,822	81,821	100%
Office supplies	10,777	39,756	(28,979)	(73)%
Right-of-use assets amortization	8,196	5,615	2,581	46%
Lease liabilities interest expense	381	497	(116)	(23)%
Professional fee	72,287	16,000	56,287	352%
Change in fair value of warrant liability	-	(7)	7	(100)%
Depreciation	4,224	1,505	2,719	181%
Total operating costs and expenses	267,486	149,609	117,877	79%
Loss from operations before other income and income taxes	(224,169)	(149,609)	(74,560)	50%
Other income	-	-	-	n/a
Loss from operations before income taxes	(224,169)	(149,609)	(74,560)	50%
Income tax	-	-	-	-
Loss from continued operations	(224,169)	(149,609)	(74,560)	50%
Net loss from discontinued operations	-	(33,393,670)	33,393,670	(100)%
Net loss	$(224,169)	$(33,543,279)	$(33,319,110)	(99)%
Comprehensive income (loss):
Foreign currency translation adjustment from continued operations	4,843	17,557	(12,702)	(72)%
Foreign currency translation adjustment from discontinued operations	-	301,922	(301,922)	(100)%
Comprehensive loss	$(219,326)	$(33,223,800)	$(33,004,474)	(99)%

Revenue

In the second quarter of 2023, the Company, through its newly-organized subsidiary, Laidian, continued its business of providing consulting services to enterprises seeking to develop and commercialize EV charging stations in Dongguan City. Operating revenue for the six months ended June 30, 2023 was the fees for consulting services as well as planning and design of charging stations for Laidian’s customer.

Operating Costs and Expenses

The Company’s continued operations for the six months ended June 30, 2023 consisted of organizing its subsidiary Laidian and collecting the equipment, facilities and personnel that will be needed for Laidian’s operations. Total operating costs and expenses were $267,486 for the six months ended June 30, 2023.

61% of the costs and expenses for the six months ended June 30, 2023 were attributable to stock-based compensation. In April 2022, the Company issued 3,913,000 shares of its common stock to Zhong Zhuowei in consideration of his commitment to provide managerial services for the development of the Laidian’s charging station business and to provide such funds to Laidian as would be required to initiate its operations. These shares had a negotiated value of $1,056,510, of which $74,652 was reimbursement for Mr. Zhong’s payment of Laidian’s paid in capital. The remaining $981,858 was capitalized as deferred expenses and will be amortized as stock-based compensation over the three years commencing in April of 2022. For the six months ended June 30, 2023, the Company record $163,643 stock-based compensation expense by virtue of this amortization.

The other significant operating expense was professional fees of $72,287 for six months ended June 30, 2023. These fees were primarily accounting and legal fees related to the Company’s U.S. reporting obligations.

Loss from operations and net loss

Loss from continued operations before income taxes was $224,169 for the six months ended June 30, 2023, attributable to the $163,643 stock-based compensation expenses incurred by issuing 3,913,000 shares of common stock to the Company’s new Chairman, Zhong Zhuowei. The balance of $66,966 were incurred for normal operation expenses.

On April 28, 2022, the Company completed the spin-off of its subsidiary Jiarun, and reclassified the results of Jiarun’s operations as discontinued operations. For the six months ended June 30, 2022, the Company realized net loss from discontinued operations of $33,393,670, which represented the net loss of Jiarun during that year.

After deducting the provision for income tax, the Company’s net loss for the six months ended June 30, 2023 and 2022 was $224,169 and $33,543,279 respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended June 30, 2023 and 2022, foreign currency translation adjustments of $4,843 and $17,557, respectively, have been reported as other comprehensive income in the consolidated statements of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of June 30, 2023, the Company had $28,220 of cash and cash equivalents, a decrease of $30,396 from our cash and cash equivalents balance (included discontinued operations) at December 31, 2022. The decrease was primarily caused by our net cash used in operating activities, which was $29,025 for the six months ended June 30, 2023.

Our working capital at June 30, 2023 was $548,209, a decrease of $207,410 from our $755,619 in working capital at December 31, 2022. The decrease was primarily attributable to the amortization of deferred expenses.

The primary non-cash component of our working capital at June 30, 2023 was deferred expenses totaling $572,750. This balance was the Company’s grant of 3,913,000 shares of its common stock as officer compensation to Zhong Zhuowei upon the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510, of which $74,652 was obligation for Laidian’s paid in capital, the remaining $981,858 was the expense of the Company for the 3 years after April of 2022. For the six months ended June 30, 2023 the Company record $163,643 stock-based compensation expenses.

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

Cash Flows and Capital Resources

Our cash flows for the six months ended June 30, 2023 and 2022 are summarized below:

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(28,376)	$2,132,017
Net cash used in investing activities	-	(2,827,559)
Net cash provided by financing activities	-	161,795
Effect of exchange rate fluctuation on cash and cash equivalents	(2,020)	(284,565)
Net decrease in cash and cash equivalents	(30,396)	(818,312)
Cash and cash equivalents, beginning of period	58,616	855,971
Cash and cash equivalents, ending of period	$28,220	$37,659

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $28,376, a decrease of $97,549 from the cash used by continuing operations for the six months ended June 30, 2022. The Company also recorded $3,157,978 of cash provided by discontinued operations during the six months ended June 30, 2022, which represented cash flow from the operations of Jiarun Hospital, which was spun off from the Company in April 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 were $nil and $2,827,559, respectively. The cash used in investing activities for the six months ended June 30, 2022 was mainly used for the purchase of property and equipment for discontinued operations.

Net Cash Used in Financing Activities

Net cash used in financing activities for six months ended June 30, 2023 and 2022 were $nil and $161,795, respectively. The cash used in financing activities for the six months ended June 30, 2022 represented the settlement of lease obligations in relation to the spin-off of Jiarun Hospital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2023. Based on this evaluation, Management determined that the following material weakness existed in our internal control over financial reporting

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2023 for the purposes described in this paragraph.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

The Company did not effect any sales of unregistered securities during the three months ended June 30, 2023.

(b) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the three months ended June 30, 2023.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Zhifei Huang	Chief Executive Officer	August 21, 2023
Zhifei Huang	(Principal Executive Officer)

/s/ Chen Zhuowen	Chief Financial Officer	August 21, 2023
Chen Zhuowen	(Principal Financial and Accounting Officer)