Form 10-K/A
period 2022-12-31
JRSIS HEALTH CARE Corp
filed 2023-08-31
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

AMENDMENT NO. 2

This Amendment No. 2 to the Annual Report of JRSIS Health Care Corporation for the year ended December 31, 2022 has been filed to provide additional disclosure in Item 1: Business and Item 1A: Risk Factors pertaining to the operations of Laidian Technology (Zhongshan) Co., Ltd. within the People’s Republic of China. No other Items within the Report have been amended, nor has the disclosure in the Report been updated. Investors should refer to the filings in the SEC’s EDGAR system after the Annual Report for more current information about JRSIS Health Care Corporation.

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

IN ADDITION, CHANGES IN THE LEGAL, POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT, THE RELATIONS BETWEEN CHINA AND THE UNITED STATES, OR CHINESE OR U.S. REGULATIONS MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ANY SUCH CHANGES COULD SIGNIFICANTLY LIMIT OR COMPLETELY HINDER OUR ABILITY TO OFFER OR CONTINUE TO OFFER JRSIS SECURITIES TO INVESTORS AND COULD CAUSE THE VALUE OF OUR SECURITIES TO SIGNIFICANTLY DECLINE OR BECOME WORTHLESS. FOR EXAMPLE, ON DECEMBER 28, 2021, THE CYBERSPACE ADMINISTRATION OF CHINA (THE “CAC”) JOINTLY WITH THE RELEVANT AUTHORITIES FORMALLY PUBLISHED MEASURES FOR CYBERSECURITY REVIEW (2021) WHICH TOOK EFFECT ON FEBRUARY 15, 2022 AND REPLACED THE FORMER MEASURES FOR CYBERSECURITY REVIEW (2020). MEASURES FOR CYBERSECURITY REVIEW (2021) STIPULATES THAT OPERATORS OF CRITICAL INFORMATION INFRASTRUCTURE PURCHASING NETWORK PRODUCTS AND SERVICES AND ANY ONLINE PLATFORM OPERATOR WHO CONTROLS MORE THAN ONE MILLION USERS’ PERSONAL INFORMATION MUST GO THROUGH A CYBERSECURITY REVIEW BY THE CYBERSECURITY REVIEW OFFICE IF IT SEEKS TO HAVE ITS SECURITIES LISTED IN A FOREIGN COUNTRY. GIVEN THAT: (I) WE DO NOT POSSESS PERSONAL INFORMATION ON MORE THAN ONE MILLION USERS IN OUR BUSINESS OPERATIONS; AND (II) DATA PROCESSED IN OUR BUSINESS DOES NOT HAVE A BEARING ON NATIONAL SECURITY AND THUS MAY NOT BE CLASSIFIED AS CORE OR IMPORTANT DATA BY THE AUTHORITIES, WE DO NOT BELIEVE AN OFFERING OF SECURITIES BY JRSIS WOULD NECESSITATE AN APPLICATION FOR A CYBERSECURITY REVIEW UNDER THE MEASURES FOR CYBERSECURITY REVIEW (2021). WE HAVE NOT, HOWEVER, ENGAGED PRC LEGAL COUNSEL TO PROVIDE ANY OPINION OR ASSURANCE AS TO OUR UNDERSTANDING OF THE IMPLICATIONS OF THE CRSC OR CAC REGULATIONS FOR OUR FUTURE OPERATIONS. OUR STATEMENTS IN THIS REPORT ARE BASED SOLELY ON OUR REVIEW OF THE REGULATIONS AND PUBLICLY AVAILABLE ANALYSES.

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

If it should occur that the cash reserves of Laidian are sufficient to warrant a distribution of cash by Laidian, the funds will be distributed as a dividend payable to Runteng, which would then pay a dividend or make a return of capital to JRSIS-BVI, which would then pay a dividend or return of capital, as appropriate, to JRSIS. JRSIS could then dividend the cash to its shareholders or utilize the cash to expand its investments. We expect that JRSIS will rely primarily on dividends paid in this manner for its cash needs, which will include administrative expenses and may, under appropriate circumstances, include funds necessary to pay dividends and other cash distributions, if any, to our shareholders. However, because we do not foresee any distribution by Laidian occurring in the foreseeable future, we have not developed formal cash management policies with respect to inter-company transfers. We have made no such distributions to date and intend that the net cash generated by Laidian will be used to expand that entity’s operations for the foreseeable future.

All dividends declared and payable upon the equity interests in Laidian may be converted into foreign currency and be freely transferred out of the PRC, provided that (i) the declaration and payment of such dividends complies with applicable PRC Laws and the constitutional documents of Laidian, and (ii) the remittance of such dividends out of the PRC complies with the procedures required by the relevant PRC Laws relating to foreign exchange administration.

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

We have tried to be scrupulous in ascertaining the obligations that Chinese government regulations impose on us. In connection with the regulations that will be applicable to Laidian’s charging station business, Laidian will primarily rely on the expertise of its Chairman, Zhuowei Zhong, who has many years of executive experience in the charging station business. We have not, however, engaged PRC legal counsel to provide any opinion or assurance as to our understanding of the implications of the CRSC or CAC regulations for our future operations. Our statements in this report are based solely on our review of the regulations and publicly available analyses.

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

We have not engaged PRC legal counsel to provide any opinion or assurance as to our understanding of the implications of the CRSC or CAC regulations for our future operations. Our statements in this report are based solely on our review of the regulations and publicly available analyses.

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

We have not engaged PRC legal counsel to provide any opinion or assurance as to our understanding of the implications of the CRSC regulations for our future operations. Our statements in this report are based solely on our review of the regulations and publicly available analyses. The Draft Rules Regarding Overseas Listing, if enacted, and the Trial Administrative Measures may subject us to additional compliance requirement in the future. If JRSIS undertakes to raise capital through a securities offering, we cannot assure you that Laidian will be able to complete the filing processes and secure the necessary clearance from the CSRC on a timely basis, or at all. Any failure by Laidian to fully comply with new regulatory requirements may significantly limit or completely hinder the ability of JRSIS to offer its securities, cause significant disruption to Laidian’s business operations, and severely damage Laidian’s reputation, which would materially and adversely affect our financial condition and results of operations and cause JRSIS common stock to significantly decline in value or become worthless.

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

We have not engaged PRC legal counsel to provide any opinion or assurance as to our understanding of the implications of the CAC regulations for our future operations. Our statements in this report are based solely on our review of the regulations and publicly available analyses.

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

JRSIS HEALTH CARE CORPORATION

Date: August 31, 2023	By:	/s/ Huang Zhifei
Huang Zhifei
Chief Executive Officer
Principal Executive Officer

Date: August 31, 2023	By:	/s/ Chen Zhuowen
Chen Zhuwen
Chief Financial Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhong Zhuowei	President, Chairman of the Board and Director	August 31, 2023
Zhong Zhuowei

/s/ Huang Zhifei	Chief Executive Officer and Director	August 31, 2023
Huang Zhifei

/s/ Chen Zhuowen	Chief Financial Officer and Director	August 31, 2023
Chen Zhuowen