Form 10-Q
period 2023-09-30
JRSIS HEALTH CARE Corp
filed 2023-11-15
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that can be expected for the year ended December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$33,387	$58,616
Other receivables	2,836	2,987
Amount due from related parties	-	854
Deferred expenses	490,928	736,393
Total current assets	527,151	798,850
Property and equipment, net	30,844	38,989
Right-of-use assets	6,705	18,138
Total assets	$564,700	$855,977

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$8,000	$24,711
Amount due to related parties	75,099	-
Payroll payable	1,165	1,812
Lease liabilities - current	6,705	16,708
Total current liabilities	90,969	43,231
Lease liabilities - non-current	-	1,430
Total liabilities	$90,969	$44,661

Shareholders’ equity
Preferred stock, $0.0001 par value, 2,000,000 shares of Preferred shares authorized; nil issued and outstanding at September 30, 2023 and December 31, 2022*	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,836,659 issued and outstanding at September 30, 2023 and December 31, 2022*	583	583
Additional paid-in capital	24,510,284	24,510,284
Accumulated deficit	(24,049,048)	(23,705,746)
Accumulated other comprehensive income	11,912	6,195
Total shareholders’ equity of the Company	473,731	811,316
Total liabilities and shareholders’ equity	$564,700	$855,977

*	Adjusted for the 1-for-10 reverse stock split.

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN USD, EXCEPT SHARES) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Consultation	13,567	-	56,884	-
Total revenue	13,567	-	56,884	-

Operating costs and expenses:
Salaries and benefits	3,411	4,861	11,389	9,282
Stock-based compensation	81,822	81,821	245,465	163,643
Office supplies	7,621	4,927	18,398	34,195
Right-of-use assets amortization	3,985	4,004	12,181	9,619
Lease liabilities interest expense	109	319	490	816
Professional fee	33,736	34,362	106,023	60,850
Change in fair value of warrant liability	-	-	-	(7)
Depreciation	2,016	2,166	6,240	3,671
Total operating costs and expenses	132,700	132,460	400,186	282,069
Loss from operations before other income and income taxes	(119,133)	(132,460)	(343,302)	(282,069)
Other income	-	-	-	-
Loss from operations before income taxes	(119,133)	(132,460)	(343,302)	(282,069)
Income tax	-	-	-	-
Loss from continued operations	(119,133)	(132,460)	(343,302)	(282,069)
Net loss from discontinued operations	-	-	-	(33,393,670)
Net loss	$(119,133)	$(132,460)	$(343,302)	$(33,675,739)
Comprehensive income:
Foreign currency translation adjustment from continued operations	874	3,741	5,717	21,298
Foreign currency translation adjustment from discontinued operations	-	-	-	301,922
Comprehensive loss	$(118,259)	$(128,719)	$(337,585)	$(33,352,519)

Net loss from continuing operations per share of common stock
Basic earnings per share*	$(0.020)	$(0.023)	$(0.059)	$(0.070)
Diluted earnings per share*	$(0.020)	$(0.023)	$(0.059)	$(0.070)
Net loss from discontinuing operations per share of common stock
Basic earnings per share*	$-	$-	$-	$(8.228)
Diluted earnings per share*	$-	$-	$-	$(8.228)
Net loss per share of common stock
Basic earnings per share*	$(0.020)	$(0.023)	$(0.059)	$(8.298)
Diluted earnings per share*	$(0.020)	$(0.023)	$(0.059)	$(8.298)
Weighted average number of shares outstanding (Basic)*	5,836,659	5,836,659	5,836,659	4,058,356
Weighted average number of shares outstanding (Diluted)*	5,836,659	5,836,659	5,836,659	4,058,356

*	Adjusted for the 1-for-10 reverse stock split.

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENT OF SHARESHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Accumulated	Accumulated other comprehensive	Additional paid-in	Non- controlling	Total shareholders’
	Number*	Amount	deficits	income	capital	Interest	equity

Balance at December 31, 2021	1,862,859	$186	$(1,877,296)	$545,449	$23,399,563	$11,034,278	$33,102,180
Net income	-	-	1,847,171	-	-	791,645	2,638,816
Foreign currency translation adjustment	-	-	-	149,107	-	59,103	208,210
Balance at March 31, 2022 (Unaudited)	1,862,859	186	(30,125)	694,556	23,399,563	11,885,026	35,949,206
Discontinued Operations adjustment	-	-	12,579,582	(694,556)	-	(11,885,026)	-
Loss from discontinuing operations	-	-	(35,949,892)	-	965,168	-	(34,984,724)
Net income	-	-	(127,290)	-	-	-	(127,290)
Shares issued for officer compensation	3,913,000	391	-	-	1,056,119	-	1,056,510
Shares issued for private placement	600,000	60	-	-	59,940	-	60,000
Shares repurchase and cancelled	(539,200)	(53)	-	-	(970,468)	-	(970,560)
Foreign currency translation adjustment	-	-	-	6,356	-	-	6,356
Balance at June 30, 2022 (Unaudited)	5,836,659	583	(23,527,725)	6,356	24,510,284	-	989,498
Net loss	-	-	(132,460)	-	-	-	(132,460)
Foreign currency translation adjustment	-	-	-	3,741	-	-	3,741
Balance at September 30, 2022 (Unaudited)	5,836,659	$583	$(23,660,185)	$10,097	$24,510,284	$-	$860,779

	Common stock		Accumulated	Accumulated other comprehensive	Additional paid-in	Non- controlling	Total shareholders’
	Number*	Amount	deficits	income	capital	Interest	equity

Balance at December 31, 2022	5,836,659	$583	$(23,705,746)	$6,195	$24,510,284	$-	$811,316
Net loss	-	-	(119,164)	-	-	-	(119,164)
Foreign currency translation adjustment	-	-	-	(257)	-	-	(257)
Balance at March 31, 2023 (Unaudited)	5,836,659	583	(23,824,910)	5,938	24,510,284	-	691,895
Net loss	-	-	(105,005)	-	-	-	(105,005)
Foreign currency translation adjustment	-	-	-	5,100	-	-	5,100
Balance at June 30, 2023 (Unaudited)	5,836,659	583	(23,929,915)	11,038	24,510,284	-	591,990
Net loss	-	-	(119,133)	-	-	-	(119,133)
Foreign currency translation adjustment	-	-	-	874	-	-	874
Balance at September 30, 2023 (Unaudited)	5,836,659	$583	$(24,049,048)	$11,912	$24,510,284	$-	$473,731

*	Adjusted for the 1-for-10 reverse stock split.

See notes to consolidated financial statements

JRSIS HEALTH CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN USD, EXCEPT SHARES)

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(343,302)	$(33,675,739)
Add: Net loss from discontinued operations	-	(33,393,670)
Net loss from continued operations	(343,302)	(282,069)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,240	3,671
Right-of-use assets amortization	12,181	-
Lease liabilities interest expense	490	-
Change in fair value of warranty liability	-	(7)
Stock-based compensation	245,465	163,643
Changes in operating assets and liabilities:
Other receivables	151	(3,037)
Amount due from related parties	854	-
Accounts payable	(16,711)	(58,000)
Amount due to related parties	75,099	2,001
Payroll payable	(647)	-
Deposits received	-	1,493
Net cash used in operating activities from continued operations	(20,180)	(172,305)
Net cash provided by operating activities from discontinued operations	-	3,171,627
Net cash provided by (used in) operating activities	(20,180)	2,999,322

Cash Flows From Investing Activities
Purchases of property and equipment	-	(46,367)
Net cash used in investing activities from continued operations	-	(46,367)
Net cash used in investing activities from discontinued operations	-	(2,783,041)
Net cash used in investing activities	-	(2,829,408)

Cash Flows From Financing Activities
Shareholder contribution to a subsidiary	-	69,260
Proceeds from issuance of common stock in private placement	-	60,000
Extinguishment of warranty liability	-	7
Net cash provided by financing activities from continued operations	-	129,267
Net cash used in financing activities from discontinued operations	-	(867,508)
Net cash used in financing activities	-	(738,241)

Effect of exchange rate fluctuation on cash and cash equivalents	(5,049)	(276,560)
Net decrease in cash and cash equivalents	(25,229)	(844,887)

Cash and cash equivalents, beginning of period	58,616	855,971
Cash and cash equivalents, ending of period	$33,387	$11,084

Analysis of cash and cash equivalents
Included in cash and cash equivalents per consolidated balance sheets	$33,387	$11,084
Included in cash and cash equivalents of discontinued operations	-	-
Cash and cash equivalents, end of period	$33,387	$11,084

Supplemental disclosure of cash flow information
Continuing operations:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Discontinued operations:
Cash paid for income taxes	$-	$(13,086)
Cash paid for interest	$-	$(406,544)
Supplemental disclosure of non-cash activities
Shares issued for officer compensation	$(245,465)	$(1,056,510)
Shares repurchase	-	(970,560)

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

Reverse Stock Split

On May 1, 2023, the Company’s Board of Directors and the holder of a majority of the voting power in the Company approved a 1-for-10 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) which was implemented on June 29, 2023. After the Reverse Stock Split, each ten (10) shares of the Corporation’s common stock issued and outstanding shall automatically be combined into one (1) share of the Corporation’s common stock, par value $0.0001 per share, without any further action by the Corporation or the holder thereof (the “Reverse Stock Split”). No fractional shares of common stock shall be issued in connection with the Reverse Stock Split. Rather, fractional shares created as a result of the Reverse Stock Split shall be rounded up to the next largest whole number of shares. For further information regarding this Reverse Stock Split, see “NOTE 11. COMMON STOCK”.

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

The exchange rates used for foreign currency translation are as follows:

Nine Months Ended September 30,
		2023	2022
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.2960 / 7.8308	7.0998 / 7.8499
Revenue and expenses	period average	7.0318 / 7.8341	6.6410 / 7.8358

E. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The majority of sales are either cash receipt in advance or cash receipt upon delivery. As of September 30, 2023 and as of December 31, 2022, no customer accounted for more than 5% of net accounts receivable. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. For the nine months ended September 30, 2023, one customer accounted for 100% of total revenue. For the nine months ended September 30, 2022, no customer accounted for more than 10% of net revenue.

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

Share-based payment awards granted to a customer shall be measured and classified according to the terms of award. A share-based payment transaction shall be measured based on the fair value. On May 5, 2022, the Company issued 3,913,000 shares of its common stock as officer compensation to Zhong Zhuowei upon the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510, of which $74,652 was obligation for Laidian’s paid in capital, remaining $981,858 was the expense of the Company for 3 years since April of 2022. For the nine months ended September 30, 2023, the Company recorded $245,465 compensation expenses.

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

The following table presents the components of discontinued operations in relation to Jiarun Hospital reported in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales	-	-	-	15,619,411
Operating costs and expenses	-	-	-	12,023,149
Earnings from operations before other income and income taxes	-	-	-	3,596,262
Other income(loss)	-	-	-	(36,061,556)
Loss from operations before income taxes	-	-	-	(32,465,294)
Income tax	-	-	-	928,376
Net loss from discontinued operations	-	-	-	(33,393,670)

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 4. PROPERTY AND EQUIPMENT, NET

At September 30, 2023 and December 31, 2022, property and equipment, net, consisted of:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Transportation equipment	$41,475	$43,873
Office equipment and others	729	771
Total property and equipment at cost	42,204	44,644
Accumulated depreciation	(11,360)	(5,655)
Total property and equipment, net	$30,844	$38,989

The Company recorded depreciation expense of $6,240 and $3,671 for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company’s accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of $6,705 and $ 6,705, respectively, as of September 30, 2023.

As of September 30, 2023, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

September 30, 2023
(Unaudited)
Assets
Right-of-use assets	$6,705
Total	$6,705
Liabilities
Lease liabilities- Current	6,705
Lease liabilities- Non-current	-
Total	$6,705

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending September 30,	Amount
2024	6,705
Total	$6,705

The company has recorded operating lease expense of $3,985 and $4,004 for three months ended September 30, 2023 and 2022, and recorded operating lease expense of $12,181 and $9,619 for nine months ended September 30, 2023 and 2022, respectively.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 6. REVENUE

	Nine Months Ended September 30,
	2023	2022
Consultation	$56,884	$-
Total Revenue	$56,884	$-

The Company’s revenue for the nine months ended September 30, 2023 derived from its provision to a customer of consulting services as well as plans and designs for charging piles for Shanghai Jieshi.

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

The following table shows the components of the allowance for US income tax recorded for the nine months ended September 30, 2023:

Amounts
Loss before income tax	$(228,754)
Tax rate at 21%	(48,038)
Allowance on tax losses	48,038
Income tax expense	$-

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

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 7. INCOME TAX EXPENSE (Continued)

The following table shows the components of the allowance for Hong Kong income tax recorded for the nine months ended September 30, 2023:

Amounts
Loss before income tax	$-
Tax rate at 16.5%	-
Disallowed tax losses	-
Income tax expense	$-

PRC

Corporate Income Tax (CIT) is determined under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC. Income tax is payable by enterprises at a rate of 25% of their taxable income.

The following table shows the components of the allowance for PRC income tax recorded for the nine months ended September 30, 2023:

Amounts
Loss before income tax	$(114,548)
Tax rate at 25%	(28,637)
Allowance on tax losses	28,637
Income tax expense	$-

NOTE 8. RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions:

Amount due (to)/ from related parties

Amount due (to)/ from related parties consisted of the following as of the periods indicated:

Name of related parties	September 30, 2023	December 31, 2022
	(Unaudited)
Zhuowei Zhong	$(75,099)	$854

Amounts due to Zhuowei Zhong as at September 30, 2023, the Chairman of the Company, represented the amounts paid by Mr. Zhong for the daily operation of the company, and the amounts due from Zhuowei Zhong as at December 31, 2022 represented excess reimbursement from the company.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 8. RELATED PARTY TRANSACTIONS (Continued)

Related parties’ transactions

Related parties’ transactions consisted of the following for the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Stock-based compensation paid to:
Zhong Zhuowei (#1)	$245,465	$163,643

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

On same day, the Company issued 3,913,000 shares of its common stock to Zhong Zhuowei in compensation for his undertaking to provide management services and financing in connection with the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510. $74,652 of that sum was treated as reimbursement for Mr. Zhong’s contribution of Laidian’s paid in capital. The remaining $981,858 was classified as share-based compensation and capitalized as a deferred expense to be amortized over the three years commencing in April of 2022. For the nine months ended September, 2023 and 2022, the Company recorded $245,465 and $163,643 compensation expenses respectively.

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

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Numerator:
Net loss available to common stockholders	$(343,302)	$(33,675,739)
Net loss from continued operations	(343,302)	(282,069)
Net loss from discontinued operations	-	(33,393,670)
Denominator:
Basic weighted average number of shares outstanding*	5,836,659	4,058,356
Diluted weighted average number of shares outstanding*	5,836,659	4,058,356
Net income (loss) per share:
Net income (loss) per share of common stock
Basic earnings per share*	$(0.059)	$(8.298)
Diluted earnings per share*	$(0.059)	$(8.298)
Net loss from continuing operations per share of common stock
Basic earnings per share*	$(0.059)	$(0.070)
Diluted earnings per share*	$(0.059)	$(0.070)
Net income from discontinuing operations per share of common stock
Basic earnings per share*	$-	$(8.228)
Diluted earnings per share*	$-	$(8.228)

*	Adjusted for the 1-for-10 reverse stock split

The dilutive earnings per share will not be computed if the effect would be anti-dilutive.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 10. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of September 30, 2023 and December 31, 2022.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of September 30, 2023 and December 31, 2022.

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

There were 5,836,659 common stock issued and outstanding at September 30, 2023 and December 31, 2022.

JRSIS HEALTH CARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD)

NOTE 12. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a recurring loss of $343,302 and $24,049,048 negative retained earnings or accumulated deficit as of September 30, 2023. These factors raised substantial doubt about its ability to continue as a going concern. In view of the matter described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 13. SUBSEQUENT EVENTS

On October 18, 2023 JRSIS entered into an Agreement to Contract (the “Agreement”) with Laidian, Zhuowei Zhong, Yongzhou Jumi Intelligent Technology Co., Ltd. (“Yongzhou JIT”), Guangzhou Jumi Intelligent Equipment Co., Ltd. (“Guangzhou JIE”), Linhai Zhu, Yulin Investment (Guangzhou) Partnership L.P. (“Yulin IGP”), Jumi Intelligent Information Technology (Guangzhou) Partnership L.P. (“Jumi IIP”) and Jumi Group Company, Ltd. (“Jumi GCL”). The Agreement contemplates that Laidian will enter into a set of agreements with Yongzhou JIT and Guangzhou JIE (the “Management Agreements”) pursuant to which Laidian will provide to Yongzhou JIT the management services of Laidian’s President, Zhuowei Zhong. In exchange for those services, Yongzhou JIT will pay to Laidian 85.53% of any net income that Yongzhou JIT earns from its medical technology business while being managed by Zhuowei Zhong. In consideration of the agreement by the owners of Yongzhou JIT (i.e. Guangzhou JIE, Linhai Zhu, Yulin IGP and Jumi IIP to the adoption of the Management Agreements by Yongzhou JIT and Guangzhou JIE, JRSIS will issue to Jumi GCL 76,757,439 shares of its common stock. Jumi GCL is a holding company owned by Linhai Zhu, Yulin IGP and Jumi IIP, who are the beneficial owners of 85.53% of Guangzhou JIE, which owns 100% of Yongzhou JIT.

The Management Agreements will be executed and JRSIS will issue the common shares to Jumi GCL at a closing after three conditions to closing have been satisfied:

●	Yongzhou JIT shall have delivered to JRSIS US-GAAP audited financial statements of Yongzhou JIT for the past two fiscal years and such unaudited interim financial statements as will be required by the Rules of the SEC.

●	Zhifei Huang and Zhuowen Chen shall have resigned from the JRSIS Board of Directors and Linhai Zhu shall have been appointed to serve on the Board.

●	The parties shall have agreed that the Management Agreements, when signed, will comply with applicable laws of the Peoplee SEC.the SEC.osing have been satisYongzhou JIT a variable interest entity with respect to Laidian under US-GAAP.

If the closing does not occur on or before December 31, 2023, the Agreement will terminate.

Other than the above, the Management of the Company has determined that there were no other material subsequent events required to be disclosed or because of which adjustments are needed.

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

On May 1, 2023, the Company’s Board of Directors and the holder of a majority of its voting power approved a 1-for-10 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) which was implemented on June 29, 2023. After the Reverse Stock Split, each ten (10) shares of the Corporation’s common stock issued and outstanding shall automatically be combined into one (1) share of the Corporation’s common stock, par value $0.001 per share, without any further action by the Corporation or the holder thereof (the “Reverse Stock Split”). No fractional shares of common stock shall be issued in connection with the Reverse Stock Split. Rather, fractional shares created as a result of the Reverse Stock Split shall be rounded up to the next largest whole number of shares. For further information regarding this Reverse Stock Split, see “NOTE 11. COMMON STOCK”.

Critical Accounting Policies and Management Estimates

In preparing our financial statements, we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the periods ended September 30, 2023, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations for Three and Nine Months Ended September 30, 2023 and 2022

The following table shows key components of the results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Revenue:
Consultation	13,567	-	13,567	n/a
Total revenue	13,567	-	13,567	n/a

Operating costs and expenses:
Salaries and benefits	3,411	4,861	(1,450)	(30)%
Stock-based compensation	81,822	81,821	1	0%
Office supplies	7,621	4,927	2,694	55%
Right-of-use assets amortization	3,985	4,004	(19)	0%
Lease liabilities interest expense	109	319	(210)	(66)%
Professional fee	33,736	34,362	(626)	(2)%
Change in fair value of warrant liability	-	-	-	n/a
Depreciation	2,016	2,166	(150)	(7)%
Total operating costs and expenses	132,700	132,460	240	0%
Loss from operations before other income and income taxes	(119,133)	(132,460)	13,327	(10)%
Other income	-	-	-	n/a
Loss from operations before income taxes	(119,133)	(132,460)	13,327	(10)%
Income taxes	-	-	-	-
Net loss from continued operations	(119,133)	(132,460)	13,327	(10)%
Net loss from discontinued operations	-	-	-	n/a
Net loss	$(119,133)	$(132,460)	$13,327	(10)%
Comprehensive income (Loss):
Foreign currency translation adjustment from continued operations	874	3,741	(2,867)	(77)%
Foreign currency translation adjustment from discontinued operations	-	-	-	n/a
Comprehensive loss	$(118,259)	$(128,719)	$10,460	(8)%

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Revenue:
Consultation	56,884	-	56,884	n/a
Total revenue	56,884	-	56,884	n/a

Operating costs and expenses:
Salaries and benefits	11,389	9,282	2,107	23%
Stock-based compensation	245,465	163,643	81,822	50%
Office supplies	18,398	34,195	(15,797)	(46)%
Right-of-use assets amortization	12,181	9,619	2,562	27%
Lease liabilities interest expense	490	816	(326)	(40)%
Professional fee	106,023	60,850	45,173	74%
Change in fair value of warrant liability	-	(7)	7	(100)%
Depreciation	6,240	3,671	2,569	70%
Total operating costs and expenses	400,186	282,069	118,117	42%
Loss from operations before other income and income taxes	(343,302)	(282,069)	(61,233)	22%
Other income	-	-	-	n/a
Loss from operations before income taxes	(343,302)	(282,069)	(61,233)	22%
Income tax	-	-	-	-
Loss from continued operations	(343,302)	(282,069)	(61,233)	22%
Net loss from discontinued operations	-	(33,393,670)	33,393,670	(100)%
Net loss	$(343,302)	$(33,675,739)	$33,332,437	(99)%
Comprehensive income (loss):
Foreign currency translation adjustment from continued operations	5,717	21,298	(15,581)	(73)%
Foreign currency translation adjustment from discontinued operations	-	301,922	(301,922)	(100)%
Comprehensive loss	$(337,585)	$(33,352,519)	$33,014,934	(99)%

Revenue

In the third quarter of 2023, the Company, through its newly-organized subsidiary, Laidian, continued its business of providing consulting services to enterprises seeking to develop and commercialize EV charging stations in Dongguan City. Operating revenue for the nine months ended September 30, 2023 was the fees for consulting services as well as planning and design of charging stations for Laidian’s customer.

Operating Costs and Expenses

The Company’s continued operations for the nine months ended September 30, 2023 consisted of organizing its subsidiary Laidian and collecting the equipment, facilities and personnel that will be needed for Laidian’s operations. Total operating costs and expenses were $400,186 for the nine months ended September 30, 2023.

61% of the costs and expenses for the nine months ended September 30, 2023 were attributable to stock-based compensation. In April 2022, the Company issued 3,913,000 shares of its common stock to Zhong Zhuowei in consideration of his commitment to provide managerial services for the development of the Laidian’s charging station business and to provide such funds to Laidian as would be required to initiate its operations. These shares had a negotiated value of $1,056,510, of which $74,652 was reimbursement for Mr. Zhong’s payment of Laidian’s paid in capital. The remaining $981,858 was capitalized as deferred expenses and will be amortized as stock-based compensation over the three years commencing in April of 2022. For the nine months ended September 30, 2023, the Company record $245,465 stock-based compensation expense by virtue of this amortization.

The other significant operating expense was professional fees of $106,023 for nine months ended September 30, 2023. These fees were primarily accounting and legal fees related to the Company’s U.S. reporting obligations.

Loss from operations and net loss

Loss from continued operations before income taxes was $343,302 for the nine months ended September 30, 2023, attributable to the $245,465 stock-based compensation expenses incurred by issuing 3,913,000 shares of common stock to the Company’s new Chairman, Zhong Zhuowei. The balance of $97,837 were incurred for normal operation expenses.

On April 28, 2022, the Company completed the spin-off of its subsidiary Jiarun, and reclassified the results of Jiarun’s operations as discontinued operations. For the nine months ended September 30, 2022, the Company realized net loss from discontinued operations of $33,393,670, which represented the net loss of Jiarun during that period.

After deducting the provision for income tax, the Company’s net loss for the nine months ended September 30, 2023 and 2022 was $343,302 and $33,675,739 respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the nine months ended September 30, 2023 and 2022, foreign currency translation adjustments of $5,717 and $21,298, respectively, have been reported as other comprehensive income in the consolidated statements of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of September 30, 2023, the Company had $33,387 of cash and cash equivalents, a decrease of $25,229 from our cash and cash equivalents balance (included discontinued operations) at December 31, 2022. The decrease was primarily caused by our net cash used in operating activities, which was $20,180 for the nine months ended September 30, 2023.

Our working capital at September 30, 2023 was $436,182, a decrease of $319,437 from our $755,619 in working capital at December 31, 2022. The decrease was primarily attributable to the amortization of deferred expenses.

The primary non-cash component of our working capital at September 30, 2023 was deferred expenses totaling $490,928. This balance was the Company’s grant of 3,913,000 shares of its common stock as officer compensation to Zhong Zhuowei upon the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510, of which $74,652 was obligation for Laidian’s paid in capital, the remaining $981,858 was the expense of the Company for the 3 years after April of 2022. For the nine months ended September 30, 2023 the Company record $245,465 stock-based compensation expenses.

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

Cash Flows and Capital Resources

Our cash flows for the nine months ended September 30, 2023 and 2022 are summarized below:

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by operating activities	$(20,180)	$2,999,322
Net cash used in investing activities	-	(2,829,408)
Net cash provided by financing activities	-	(738,241)
Effect of exchange rate fluctuation on cash and cash equivalents	(5,049)	(276,560)
Net decrease in cash and cash equivalents	(25,229)	(844,887)
Cash and cash equivalents, beginning of period	58,616	855,971
Cash and cash equivalents, ending of period	$33,387	$11,084

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $20,180, a decrease of $152,125 from the cash used by continuing operations for the nine months ended September 30, 2022. The Company also recorded $3,171,627 of cash provided by discontinued operations during the nine months ended September 30, 2022, which represented cash flow from the operations of Jiarun Hospital, which was spun off from the Company in April 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 were $nil and $2,829,408, respectively. The cash used in investing activities for the nine months ended September 30, 2022 was mainly used for the purchase of property and equipment for discontinued operations.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 and 2022 were $nil and $738,241, respectively. The cash used in financing activities for the nine months ended September 30, 2022 represented the settlement of lease obligations in relation to the spin-off of Jiarun Hospital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2023. Based on this evaluation, Management determined that the following material weakness existed in our internal control over financial reporting

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2023 for the purposes described in this paragraph.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

The Company did not effect any sales of unregistered securities during the three months ended September 30, 2023.

(b) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the three months ended September 30, 2023.

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

JRSIS HEALTH CARE CORPORATION. (Registrant)

Signature	Title	Date

/s/ Zhifei Huang	Chief Executive Officer	November 15, 2023
Zhifei Huang	(Principal Executive Officer)

/s/ Chen Zhuowen	Chief Financial Officer	November 15, 2023
Chen Zhuowen	(Principal Financial and Accounting Officer)