Form 10-K
period 2023-12-31
JRSIS HEALTH CARE Corp
filed 2024-04-26
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to____________

Commission file number: 0-56013

JRSIS HEALTH CARE CORPORATION

(Exact name of registrant as specified in its charter)

Florida	46-4562047
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Building 2, Youth Innovation and Entrepreneurship Park

Xiaoxiang Science and Technology Innovation Center

Yongzhou Economic and Technology Development Zone

Hunan Province 425000 P.R. China

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: +86-760-88963658

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $0.0001 par value

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates computed by reference to the closing price as of the last business day of the quarterly period ended June 30, 2023 was $5,629,521.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were 82,594,105 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

ITEM 1. BUSINESS

Identification of Consolidated Entities

JRSIS Health Care Corporation is a Florida corporation. The business reflected in the financial statements of JRSIS, however, are carried out in the People’s Republic of China (“China” or the “PRC”) by Yongzhou Jumi Intelligent Technology Co., Ltd., an independent company, under the direction of Laidian Technology (Zhongshan) Co., Ltd. JRSIS Health Care Corporation owns 100% of the equity in Laidian Technology (Zhongshan) Co., Ltd. through two wholly owned subsidiaries: JRSIS Health Care Limited and Runteng Medical Group Company Limited.

In this Report, JRSIS Health Care Corporation, its subsidiaries and its consolidated entity are identified as follows:

●	“JRSIS” identifies JRSIS Health Care Corporation, a Florida corporation.

●	“JRSIS–BVI” identifies JRSIS Health Care Limited, a wholly-owned subsidiary of JRSIS that is organized in the British Virgin Islands (“BVI”).

●	“Runteng” identifies Runteng Medical Group Company Limited, a wholly-owned subsidiary of JRSIS-BVI that is organized in Hong Kong.

●	“Laidian” identifies Laidian Technology (Zhongshan) Co., Ltd., a wholly-owned subsidiary of Runteng that is organized in the PRC.

●	“Yongzhou Jumi” identifies Yongzhou Jumi Intelligent Technology Co., Ltd., an independent entity consolidated with JRSIS for financial reporting purposes.

●	“Company” identifies JRSIS, JRSIS-BVI, Runteng, Laidian and Yongzhou Jumi as entities consolidated for financial reporting purposes.

Corporate Structure; Related Risks

Our present corporate structure is as follows:

Jumi Group Company, Ltd.
76,757,439 shares
Zhuowei Zhong
4,713,000 shares
Other Shareholders
11,236,569 shares
JRSIS HEALTH CARE CORPORATION
(a Florida corporation)
OTC Markets: JRSS
JRSIS HEALTH CARE LIMITED
(BVI Registered Company)
RUNTENG MEDICAL GROUP COMPANY LIMITED
(Hong Kong Registered Company)
HK & Overseas
Inside China
Guangzhou Jumi Intelligent Equipment Co., Ltd.
LAIDIAN TECHNOLOGY
(ZHONGSHAN) CO., LTD
YONGZHOU JUMI INTELLIGENT
TECHNOLOGY CO., LTD

Contractual Arrangements

Due in part to limitations under PRC law on foreign investment in value-added telecommunications services, we conduct substantially all of the operations in China reflected in our financial statements through contractual arrangements with Yongzhou Jumi, our consolidated variable interest entity (“VIE”), and its shareholders. We do not hold any equity interest in Yongzhou Jumi. We depend on Yongzhou Jumi to operate substantially all of the business reflected in our financial statements. We have entered into contractual arrangements with Yongzhou Jumi and its shareholders to implement the VIE structure. Among other things, the VIE contracts enable us to:

●	direct the activities of Yongzhou Jumi that most significantly impact its economic performance;

●	absorb losses and receive benefits from Yongzhou Jumi’s operations; and

●	have an exclusive option to purchase, to the extent permitted by applicable PRC law, all of the equity interests in Yongzhou Jumi.

Set forth below is a summary of those contractual arrangements. This summary is qualified in its entirety by reference to the relevant agreements, which have been incorporated by reference as exhibits to this Report.

Exclusive Business Cooperation Agreement. Under the Exclusive Business Consulting Agreement between Laidian and Yongzhou Jumi, Laidian has the exclusive right to provide to Yongzhou Jumi marketing, management, consulting and other services related to its business operations. To fulfill its obligations, Laidian will provide to Yongzhou Jumi the management and marketing services of Zhuowei Zhong, who is the Chairman of Laidian. In compensation for the services provided by Laidian, Yongzhou Jumi will pay Laidian an annual fee equal to 85.53% of any net income that Yongzhou Jumi earns from its business while being managed by Zhuowei Zhong less any losses carried forward from prior years. The remaining 14.47% of the net income earned by Yongzhou Jumi will be distributed to Guangzhou Jumi for further distribution to an entity that owns 14.47% of Guangzhou Jumi and has not agreed to participate in the VIE arrangement (the “14.47% Unpledged Interest”). The Exclusive Business Consulting Agreement will remain in effect until terminated by the parties.

Equity Interest Pledge Agreement. Guangzhou Jumi which owns all of the registered equity in Yongzhou Jumi, has entered into an Equity Interest Pledge Agreement with Laidian. Pursuant to this agreement, Guangzhou JIE pledged all of its equity interest in Yongzhou Jumi, including the right to receive dividends, to Laidian to secure the performance of Yongzhou Jumi’s obligations under the Exclusive Business Consulting Agreement described above. If Yongzhou Jumi breaches relevant contractual obligations under this agreement, Laidian, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Guangzhou Jumi has agreed not to transfer or create any new encumbrance on its equity interests without the prior written consent of Laidian. The Equity Interest Pledge Agreement shall terminate when Yongzhou Jumi has fully performed its obligations under the Exclusive Business Consulting Agreement.

Exclusive Option Agreement. Under the Exclusive Option Agreement among Laidian, Yongzhou Jumi and Guangzhou Jumi, Guangzhou Jumi irrevocably granted Laidian or its designated person(s) an exclusive option to purchase, when and to the extent permitted under PRC law, all or part of its equity interest in Yongzhou Jumi. The purchase price for the equity interest in Yongzhou Jumi shall be determined through consultation according to the appraisal value approved by the relevant authorities and shall be the minimum amount permissible under PRC law. The Exclusive Option Agreement will be valid until all of the equity interest in Yongzhou Jumi has been transferred to Laidian. The Exclusive Option Agreement provides, among other things, that without Laidian’s prior written consent:

●	Guangzhou Jumi may not transfer, encumber, grant a security interest in, or otherwise dispose of any equity interest in Yongzhou Jumi, except as provided in the Exclusive Option Agreement;

●	Yongzhou Jumi may not (i) sell, transfer, grant security interest in or otherwise dispose of any assets, business, revenue or interest, (ii) enter into any material contract except for those incurred in the ordinary course of business, or (iii) incur any liabilities (except for those incurred in the ordinary course of business) or extend loans or credit facilities to any third party;

●	Yongzhou Jumi may not declare or pay any dividends and its shareholder must remit in full to Laidian any funds received from Yongzhou Jumi except those funds payable to the holder of the 14.47% Unpledged Interest; and

●	Yongzhou Jumi may not merge with or acquire any third parties, or make investment in any third parties.

Power of Attorney. Under the Power of Attorney, Guangzhou Jumi grants to Laidian the authority to exercise all of the powers given to Guangzhou Jumi as a shareholder of Yongzhou Jumi.

RISKS ARISING FROM THE VIE STRUCTURE.

JRSIS is a holding company organized in the State of Florida. It is not a Chinese operating company. The business described in this report is not carried out by JRSIS or by any of its subsidiaries but is carried out by a variable interest entity (“VIE”) located in China. It is likely that investors in JRSIS will never hold equity interests in the entity that conducts the business operations reflected in our financial statements. This structure imposes unique risks on investors in JRSIS. Greatest among the risks is the significant possibility that the Chinese government or its judiciary could decide that the VIE structure violates Chinese laws and policies and is, therefore, unenforceable. Such a decision would remove most of the value of JRSIS common stock. In particular, because China’s laws prevent foreign ownership of companies providing value-added telecommunications services in China, JRSIS could not assume direct ownership of Yongzhou Jumi and would be forced to either enter into a different business activity or dissolve. The likely result of a determination by the Chinese government that the VIE relationship between JRSIS and Yongzhou Jumi is illegal would be that JRSIS would have no source of revenue and would become, effectively, worthless.

We have no direct control over the VIE that conducts the business described in this report; our indirect control is based on a series of contracts. The enforceability of such contracts has not been tested in the courts of China. We adopted the VIE arrangement because Chinese law restricts foreign ownership of companies engaged in providing value-added telecommunications services, as is the VIE. For this reason, there is doubt as to whether Chinese regulatory authorities would consider our contracts with the VIE to be enforceable, and there is doubt as to whether Chinese courts would enforce our contracts with the VIE. If they did not, that refusal could cause the value of our common stock to significantly decline or be eliminated. See the discussion of the risks of the VIE arrangement in “Risk Factors: Risks Relating to the VIE Structure”.

RISKS ARISING FROM OUR HOLDING COMPANY STRUCTURE

We face various legal and operational risks and uncertainties related to having our operations in China. the PRC government has significant authority to regulate companies such as Laidian and Yongzhou Jumi that are organized in China. For example, we face risks associated with anti-monopoly regulatory actions, as well as oversight on cybersecurity and data privacy. In addition, the PRC government has significant oversight and discretion over the conduct of Yongzhou Jumi’s business and may intervene with or influence the operations of our business as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding Yongzhou Jumi’s industry that could adversely affect its business, financial condition and results of operations.

Moreover, the PRC government, by its authority over Laidian, has the ability to exert influence on the ability of JRSIS, to accept foreign investments or list on U.S. or other foreign exchanges. Such risks could result in a material change in our operations and/or the value of JRSIS common stock or could significantly limit or completely hinder our ability to offer, or continue to offer, our common stock and/or other securities to investors and cause the value of such securities to significantly decline or be worthless. For example, on February 17, 2023, the China Securities Regulatory Commission, or CSRC, issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the “Trial Measures”, which became effective on March 31, 2023. Pursuant to the Trial Measures, companies organized in China that seek to offer or list securities overseas, both directly or indirectly through a parent company or a VIE relationship, must fulfill a filing procedure and report relevant information to the CSRS. To date, we have not received any inquiry, notice, warning or sanctions from the CSRS or any other PRC governmental authorities relating to the listing of JRSIS common stock on the OTC Pink Market. As the Trial Measures are newly published and there is uncertainty with respect to the filing requirements and the implementation, if we are required to submit to the CSRS and complete the filing procedures in connection with any future securities offering by JRSIS, we cannot be sure that we will be able to complete such filings in a timely manner. Any failure or perceived failure by us to comply with such filing requirements under the Trial Measures may result in forced corrections, warnings and fines against us and could materially hinder our ability to offer JRSIS securities.

In addition, changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or U.S. regulations may materially and adversely affect our business, financial condition and results of operations. Any such changes could significantly limit or completely hinder our ability to offer or continue to offer JRSIS securities to investors and could cause the value of our securities to significantly decline or become worthless. For example, on December 28, 2021, the Cyberspace Administration of China (the “CAC”) jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022 and replaced the former Measures for Cybersecurity Review (2020). Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to have its securities listed in a foreign country. Given that: (i) we do not possess personal information on more than one million users in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities, we do not believe an offering of securities by JRSIS would necessitate an application for a cybersecurity review under the Measures for Cybersecurity Review (2021). We have not, however, engaged PRC legal counsel to provide any opinion or assurance as to our understanding of the implications of the CSRS or CAC regulations for our future operations. Our statements in this report are based solely on our review of the regulations and publicly available analyses.

However, since these statements and regulatory actions by the PRC government authorities are newly published and the official guidance and related implementation rules have not been issued, it is highly uncertain what the potential impact such modified or new laws and regulations will have on operations of Laidian, its ability to accept foreign investments and the ability of JRSIS to maintain a listing in the U.S. without recrimination by the PRC authorities. If the CSRS, CAC or other regulatory agencies in the future promulgate laws, regulations or implementing rules requiring that we obtain their approvals for a security offering, there is no assurance that we can obtain the approval, authorizations, or complete required procedures or other requirements in a timely manner, or at all. in the event that Yongzhou Jumi (i) does not receive or maintain any requisite permissions or approvals, (ii) inadvertently concludes that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and Yongzhou Jumi is required to obtain such permissions or approvals in the future, Laidian or Yongzhou Jumi may be subject to sanctions imposed by the relevant PRC regulatory authority, including fines and penalties, revocation of the licenses and suspension of its business, restrictions or limitations on the ability of JRSIS to pay dividends outside of China, regulatory orders, including injunctions requiring Laidian or Yongzhou Jumi to cease business operation, litigation or adverse publicity, and other forms of sanctions, which may result in a material change in the operations of the affected company, significantly limit or completely hinder the ability of JRSIS to offer securities to investors, and the market price of JRSIS common stock may substantially decline or become worthless.

Prior Business Operations

JRSIS was incorporated on November 20, 2013 under the laws of the State of Florida. In December 2013, JRSIS acquired 100% of the equity in JRSIS-BVI, which is a privately held Limited Liability Company registered in “BVI on February 25, 2013. JRSIS-BVI owns 100% of the equity in Runteng Medical Group Co., Ltd (“Runteng”), a limited liability company registered in Hong Kong on September 17, 2012. Until March 31, 2022, Runteng owned 70% of the equity in Harbin Jiarun Hospital Co., Ltd (“Jiarun”). a for-profit hospital incorporated in Harbin City of Heilongjiang, China in February 2006. The remaining 30% equity in Jiarun was owned by Junsheng Zhang, who was the Chairman of the Board of JRSIS until April 28, 2022. Jiarun operates a private hospital serving patients on a municipal and county level and providing both Western and Chinese medical practices to the residents of Harbin.

On April 12, 2022, Runteng organized and acquired 100% of the equity in Laidian, a wholly foreign-owned enterprise (“WFOE”) subsidiary. JRSIS established Laidian to engage in the business of providing charging services to electric vehicles with its headquarters in Zhongshan City of Guangdong, China.

On April 28, 2022 JRSIS completed the spin-off of its subsidiary Jiarun. as Runteng transferred its 70% equity interest in Jiarun to Zhang Junsheng (the “Spin-Off”). In exchange for the 70% equity interest in Jiarun, Zhang Junsheng transferred 539,200 shares of JRSIS’ common stock to Runteng, which surrendered the shares to the JRSIS treasury.

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

On November 30, 2023 a closing was held with respect to the Agreement to Contract dated October 18, 2023 (the “Jumi Agreement”) among JRSIS, Laidian, Zhuowei Zhong, Yongzhou Jumi, Guangzhou Jumi, Linhai Zhu, Yulin Investment (Guangzhou) Partnership L.P., Jumi Intelligent Information Technology (Guangzhou) Partnership L.P. and Jumi Group Company, Ltd. (“Jumi GCL”). Pursuant to the Jumi Agreement, Laidian entered into the four VIE Agreements with Yongzhou Jumi and Guangzhou Jumi described above. In consideration of the agreement by the beneficial owners of Yongzhou Jumi other than the holder of the 14.47% Unpledged Interest to the adoption of the VIE Agreements by Yongzhou Jumi and Guangzhou Jumi, JRSIS issued to Jumi GCL 76,757,439 shares of its common stock. Jumi GCL is a holding company owned by Linhai Zhu, Yulin IGP and Jumi IIP, who are the beneficial owners of 85.53% of Guangzhou JIE.

In recognition of the significant prospects for growth of Yongzhou Jumi, if properly managed, Laidian terminated its involvement in the charging station industry at the end of 2023.

The Current Business

Yongzhou Jumi was organized in 2018 in Yongzhou City in the Hunan Province of China and is a subsidiary of Guangzhou Jumi. Yongzhou Jumi is engaged in the business of developing medical technology and producing equipment based on its technology. Yongzhou Jumi is best known for developing the first digital medicine vending machine. At present the Yongzhou Jumi factory has an annual production capacity of 20,000 intelligent terminals.

The core business of Yongzhou Jumi is the development and marketing of a multi-faceted smart environment for the retail distribution of pharmaceutical products by pharmacies, hospitals and online distributors. After extensive research and development activity, the technicians at Yongzhou Jumi have incorporated advanced IoT automation technology into a software platform that integrates with distribution equipment suitable for the retail environment to provide a state-of-the-art retail experience. The products are now focused on the pharmaceutical market but are promising for a broad range of applications.

The goal of our multi-year R&D program was to develop a smart pharmacy environment for hospitals and retail distributors alike, which would reduce patient waiting time, improve the accuracy of pharmaceutical dispensing, and provide automatic data analysis. The core product that emerged from that program, now marketed as the JM-YF-2000 Automatic Medicine Dispenser, offers intelligent prompts for high-speed but intuitively facile human-computer interaction to yield prompt dispensing of medications and batch refilling in an environment designed to assure user safety. The enterprise management software loaded on a JM-YF-2000 Dispenser provides practical solutions for any number of the endemic problems of pharmaceutical distribution:

●	Pharmaceutical use supervision, enabled by storing patient records in a platform integrated intelligently with the pharmacy records;

●	Epidemic prevention and control, aided by automatic batch data analysis;

●	Community health care; enabled in lower population and less wealthy areas by providing efficient and fully-automated diagnostic services and pharmaceutical distribution; and

●	Chronic disease management enabled by associating a patient’s lifetime medical records with the patient’s pharmaceutical records.

Although the intuitive interface facilitates complete user control over the process of distributing pharmaceuticals via the JM-YF-2000, the extent of automation built into its processes assures a range of error-free services that encompass the entire distribution process. 24-hours per day the JM-YF-2000 is available to process requests for pharmaceuticals and distribute direct from the integrated dispensary over 90% of all approved pharmaceuticals. As medicine is delivered by a pharmacy employee to the machine, sensors identify each box, and a fully automatic inventory system refills medicines as needed. Inventory is automatically loaded in FIFO order, which aids in preserving the quality of the medicines. As orders are placed (by the customer or by the pharmacy employee), the Dispenser fills the orders at an outlet whose integrity is preserved by ultraviolet disinfection technology. As each sale is completed, a video record is created for quality control and future reference.

One popular application of the Yongzhou Jumi smart pharmacy is a stand-alone fully-automated pharmacy marketed by Yongzhou Jumi as the “Digital Solution”. A Digital Solution is an independent structure that is integrated into an existing building, such as a hospital emergency department or a transportation hub or office building. The Digital Solution has a drug storage capacity of 300 SKU per square meter of floor space, which provides customers 24 hour self-service access to both over-the-counter medicine and prescription medicine. A single employee delivers inventory to the Digital Solution, which is sorted by bar code, recorded, and restocked through a robotics network. AI analysis assures the safety of the chosen medicine for the individual patient, avoiding conflicting effects. Customer access is available on both an online and an in-person basis throughout the 24 hour day. The median time consumed from order through payment to delivery is approximately 30 seconds.

A full service medical solution can be achieved by locating a fully-automated Dispenser in combination with a JUMI AI Health Check-up Room 2.0 designed by Guangzhou Jumi, the parent company of Yongzhou Jumi. The Check-up Room uses facial recognition software to allow the patient access to the secure diagnosis room and draws on the patient’s insurance coverage by displaying a code loaded on the patient’s mobile phone. Within the Check-up Room, the patient has a choice of an automated video diagnosis or an online consultation in real-time with a physician. In either case, the physician or the automated service reviews the inventory in the associated automated pharmacy, and provides the patient a prescription. The software stored in the Check-Up Room checks the prescription against the patient’s medical records for contra-indications. If the prescription is determined safe, the patient then accesses the associated automated pharmacy to purchase the prescribed medicine.

The JUMI AI Health Check-up Room 2.0 (with the associated Yongzhou Jumi smart pharmacy) can be expanded into a Health Lodge, which are particularly useful in rural areas and communities where medical resources are limited. In addition to the remote diagnosis made available in a Check-up Room, a Health Lodge offers long-term health monitoring, including online diagnosis of cardiac function and blood pressure, remote monitoring, and the availability of second opinions.

Ultimately, the function of each of our products is to enable the pharmacist’s business to operate more efficiently and effectively. Toward that end, we incorporate in our Pharmacy Dispensers a breadth of management functions. The SaaS software sold by Yongzhou Jumi allows the pharmacist to define its inventory, determine appropriate shelf life, develop sales strategies, configure employee management accounts and configure the company’s collection accounts. The software extends to the pharmacist’s mobile phone, allowing remote management of the Dispenser, including alarms and diagnostic tools to enable remote handling of malfunctions.

Healthy Cities

During 2023, approximately one-third of the revenue realized by Yongzhou Jumi was derived from Yongzhou Jumi’s sales of hardware and software to various “Healthy City” projects underway throughout China. The goal of a Healthy City is to develop interfaces and protocols that will render medical information, drug information and other information significant to the functions of the medical institutions in the city to be transparent and interconnected. A Healthy City optimizes the health of its residents by reducing interference with the flow of medical information, individual or group, to enable fully-informed decisions to be made concerning the health of an individual patient or the overall health of a community.

Yongzhou Jumi participates in the Healthy Cities movement by developing software and hardware to facilitate digital transformation of medical information into a common language accessible to all participants in the City’s medical community.

Intellectual Property

Yongzhou Jumi owns a patent issued by the PRC on a coin-fed apparatus for dispensing discrete articles from non-movable magazines in which the articles are stored vertically above each other. The patented technology enables Dispensers manufactured by Yongzhou Jumi to maintain real time communication between the customer interface and the warehouse function on matters of inventory and customer input.

The design of Yongzhou Jumi products incorporates many of the principles and techniques associated with CAN Bus mobile communications technology. This enables the development process to be modular and cumulative. For example, if a module or cargo lane breaks, the affected function can be automatically shielded and will not affect the normal operation of other cargo lanes while the damaged component is repaired or replaced. We believe that the CAN Bus technology incorporated into our products is either our own intellectual property or is public access.

Marketing

To date, all sales by Yongzhou Jumi have been made in the PRC. Yongzhou Jumi hopes to expand its market through Southeast Asia during 2024 and 2025, then expand outward.

Yongzhou Jumi markets its products through a direct sales force and through sales agents. Each of the following sales agents was responsible for ten percent or more of Yongzhou Jumi’s revenue during 2023: Shanghai Yuhua, Guangzhou Yuandi, Ningbo Ningfan and Zhejiang Shiqi.

Intra-Company Transfer of Funds

The Exclusive Business Cooperation Agreement between Laidian and Yongzhou Jumi provides that on a quarterly basis Yongzhou Jumi will pay to Laidian a fee equal to 85.54% of the net income of Yongzhou Jumi for the preceding quarter. However, the same agreement also says that the quarterly fee payable may be reduced to assure that Yongzhou Jumi has sufficient capital to implement its business plan. In reliance on that latter provision, Yongzhou Jumi has, to date, paid nothing to Laidian. The business plan of Yongzhou Jumi aims for a leading position in the Chinese market for smart Dispensers. Accomplishment of that goal will depend, in large part, on the availability of capital to finance growth. Our expectation, therefore, is that for the foreseeable future the net income generated by the operations of Yongzhou Jumi will be needed to fund the expansion of those operations. Payments of the fee mandated by the Exclusive Business Cooperation Agreement are, therefore, unlikely to occur during the next several years, as the fee obligation will be accrued as a debt from Yongzhou Jumi to Laidian. Only when the market for smart Dispensers has matured and only if Yongzhou Jumi is then enjoying cash reserves in excess of that useful for growth, will Yongzhou Jumi be likely to distribute earnings by settling its account payable to Laidian.

To date, no funds have been transferred from Yongzhou Jumi to Laidian or from Laidian to JRSIS or its subsidiary or its shareholders, nor has any attempt been made to affect such a transfer of funds. Because we and Yongzhou Jumi both expect that for the foreseeable future all funds available to Yongzhou Jumi will be used to fund the expansion of operations of Yongzhou Jumi, neither Yongzhou Jumi nor any of JRSIS or its subsidiaries has implemented any policies regarding transfer of funds between the VIE and JRSIS or its subsidiaries, including Laidian, its PRC subsidiary.

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

The consequences of failure or inability to conform our conduct to government policy will vary: the significance of the consequence will tend to reflect the level of concern that the government holds for the subject of the regulation. If we fail to comply with regulations regarding financial matters (securities offerings, cash flows, the corporate structure itself), the penalties could range from significant civil penalties (e.g. revocation of business licensee) to criminal penalties. Our business plan contemplates that we will use our access to U.S. capital markets to secure the capital we will need in order to expand Yongzhou Jumi’s position in the Chinese market for smart dispensers. If the CSRC or the CAC or any other government entity were to restrict our ability to finance Laidian or Yongzhou Jumi from the proceeds of security sales in the U.S., we would be forced to either secure an alternative source of funds (which could result in significant dilution of our existing shareholders) or to severely reduce the pace of our growth (which could doom our efforts at competitive strength).

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

The following paragraphs classify the principal regulations with which we must comply by reference to the aspect of our business to which they apply:

Securities Offering by JRSIS. JRSIS has no immediate plan to make a security offering. In the future, however, JRSIS anticipates that it will offer its securities to the public in order to raise capital and fund the operations of Laidian and Yongzhou Jumi. At that time, Laidian will be required to comply with the permission requirements of the China Securities Regulatory Commission (the “CSRC”) and the Cyberspace Administration of China (the “CAC”) in order for JRSIS to sell securities in the U.S. or elsewhere.

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

On December 28, 2021 the CAC and 12 other Chinese government departments issued “New Measures for Cybersecurity Review.” According to Article 7 of the New Measures, network platform operators holding personal information of more than one million users are required to apply to the Network Security Review Office for a cybersecurity review before listing their securities in a foreign country. The cybersecurity reviewers will have broad discretion to determine whether the offshore listing may affect China’s national security. In the event that Yongzhou Jumi, in the course of implementing its plan to distribute SaaS software services to companies using its dispensary machines, accumulates personal information from more than one million users of its charging stations, it will be necessary for it to undergo the mandated security review before uplisting to an exchange. We cannot predict whether, at that time, a listing of JRSIS common stock on a U.S. exchange will be considered to pose a threat to China’s national security.

We have not engaged PRC legal counsel to provide any opinion or assurance as to our understanding of the implications of the CRSC or CAC regulations for our future operations. Our statements in this report are based solely on our review of the regulations and publicly available analyses.

Enforceability of Civil Liabilities

At present, JRSIS has only two members of its management team: Linhai Zhu and Zhuowei Zhong, each of whom is a member of the JRSIS Board of Directors and an executive officer of JRSIS. As our operations expand, we expect to increase the numbers of our managers, both directors and officers. It is likely, however, that all or most of our executives will also be residents of the PRC.

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

Employees

The Company has 36 employees. All except Zhuowei Zhong are employed directly by Yongzhou Jumi; Mr. Zhong is employed by Laidian. Three of the employees are involved in administration, ten are technicians focused on research and development, five perform marketing services, and the remainder are factory personnel. None of our employees are represented by a labor union or similar collective bargaining organization.

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

Risks Related to Doing Business in China

The Company (i.e. JRSIS and its subsidiaries and VIE on a consolidated financial basis) has a single source of revenue: Yongzhou Jumi, a limited company organized and operating in the PRC. This arrangement imposes specific risks on investors in JRSIS:

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations. The PRC government has recently indicated an intent to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or, in extreme cases, become worthless.

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

The PRC government has significant authority to exert influence on the ability of a China-based company, such as Yongzhou Jumi, to conduct its business and accept foreign investments. Through exercise of its control over the China-based affiliate, the PRC government can also exercise significant control over the decision of an offshore holding company, such as JRSIS, to list its securities on an U.S. or other foreign exchanges. For example, JRSIS faces risks associated with regulatory approvals of securities offerings outside of China as well as oversight on cybersecurity and data privacy. Such risks or any actions by the PRC government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer our common stock and/or other securities to investors and cause the value of such securities to significantly decline or be worthless.

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

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Currently, we believe that these statements and regulatory actions have had no impact on Yongzhou Jumi’s daily business operations, the ability of Yongzhou Jumi to accept foreign investments or the ability of JRSIS to list its securities on an U.S. or other foreign exchange. Nevertheless, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact of such modified or new laws and regulations.

Because all of our operations are in China, our business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in Yongzhou Jumi’s operations and/or the value of JRSIS’ common stock.

As a business operating in China, Yongzhou Jumi is subject to the laws and regulations of the PRC, which can be complex and which evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of Yongzhou Jumi’s business, and the regulations to which Laidian and Yongzhou Jumi are subject may change rapidly and with little notice to JRSIS or its shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with Yongzhou Jumi’s current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	Delay or impede our development,

●	Result in negative publicity or increase our operating costs,

●	Require significant management time and attention, and

●	Subject Yongzhou Jumi to remedies, administrative penalties and even criminal liabilities that may harm its business, including fines assessed for our current or historical operations, or demands or orders that Laidian modify or even cease its business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, that restrict or otherwise unfavorably impact the ability or manner in which Yongzhou Jumi conducts its business could require Yongzhou Jumi to change certain aspects of its business to ensure compliance, could decrease demand for Yongzhou Jumi’s products, reduce revenues, increase costs, require Yongzhou Jumi to obtain more licenses, permits, approvals or certificates, or subject Yongzhou Jumi to additional liabilities. To the extent any new or more stringent measures are required to be implemented, Yongzhou Jumi’s business, financial condition and results of operations could be adversely affected, which could materially decrease the value of JRSIS common stock.

We will require the approval of the CSRS before our common stock may become listed on the OTCQB, Nasdaq or any U.S. securities exchange. If we are unable to obtain CSRC’s approval, our ability to raise capital will be limited, which would likely limit the growth of our company.

We intend to fund the growth of our business in large part by raising capital in JRSIS through its sale of securities outside of the PRC. The capital markets in the U.S. that we might access for financing will depend in large part on our ability to secure a listing on Nasdaq, OTCQX or one of the registered securities exchanges. The Trial Administrative Measures adopted on March 31, 2023 require that at the time we apply to an exchange (which for this purpose will include Nasdaq, OTCQB or OTCQX), we must file an extensive application with the CSRC and await approval by CSRC of the listing. The CSRC has indicated an intent to use these applications in order to protect the PRC from foreign control of (or significant influence over) important Chinese businesses. We cannot determine what criteria the CSRC will apply for this purpose. The regulations, therefore, create for our investors a risk that our efforts to finance Yongzhou Jumi by selling JRSIS securities abroad will be restricted, delayed or eliminated by CSRC’s implementation of the listing requirements in the Trial Administrative Measures. That risk, if realized, could prevent us from expanding Yonzhou Jumi’s business, which could reduce or eliminate the value of JRSIS common stock purchased in this or subsequent offerings.

If JRSIS common stock becomes listed on the OTCQB or an exchange, we will be required to obtain the approval of the PRC government for a business combination, the issuance of our common stock, or maintaining our status as a publicly listed company outside China.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”), which took effect on March 31, 2023. On the same date, the CSRC published on CSRC’s official website Supporting Guidance Rules No. 1 through No. 5, Notes on the Trial Administrative Measures, Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and relevant CSRC Answers to Reporter Questions or, collectively, the “Guidance Rules and Notice.” The Trial Administrative Measures, together with the Guidance Rules and Notice, mandate that issuers whose principal business activities occur in the PRC must, within three business days after filing with the offshore regulator an application for an offshore offering or listing of securities on an exchange, submit to CSRC an application for review. The Trial Administrative Measures apply to overseas securities offerings and/or listings conducted by companies incorporated in the PRC, PRC domestic companies, and companies incorporated overseas with operations primarily in the PRC, indirect offerings. The Trial Administrative Measures require (1) the filing of the overseas offering and listing plan by the PRC domestic companies with the CSRC under certain conditions, (2) the filing by the underwriter with the CSRC under certain conditions and (3) the submission of an annual report to the CSRC within the required timeline. The Trial Administrative Measures include: (1) criteria to determine whether an issuer will be required to go through the filing procedures under the Trial Administrative Measures; (2) exemptions from immediate filing requirements for issuers that have already been listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Administrative Measures; (3) a negative list of types of issuers banned from listing or offering overseas, such as issuers whose affiliates have been recently convicted of bribery and corruption; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to file with the CSRC after it completes subsequent offerings and to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their relevant shareholders for failure to comply with the Trial Administrative Measures, including failure to comply with filing obligations or committing fraud and misrepresentation. Fines of up to 10 million RMB (approximately US$1.4 million) for non-compliance are authorized.

We plan to apply for listing on the OTCQB as soon as we are eligible; if accepted, we would then be subject to the requirements of the Trial Administrative Measures with respect to any future securities offerings made outside of China. As the Trial Administrative Measures are newly issued, there remain uncertainties regarding its interpretation and implementation. Therefore, we cannot assure you that we will be able to complete the filings for our future offerings and fully comply with the relevant new rules on a timely basis, if at all. In addition, we face uncertainty regarding the criteria that CSRS will apply when reviewing filings for approval, and cannot assure that the process will not cause a substantial reduction in our ability to raise capital in the U.S.

Regulations proposed by the Cyberspace Administration of China may require Laidian to apply for cybersecurity approval before JRSIS can list its securities on a U.S. exchange.

On July 10, 2021, the Cyberspace Administration of China (“CAC”) issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that, under the proposed rules, companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. We do not know what regulations will be adopted or how such regulations will affect us and the quotation of our securities on the OTC Markets. In the event that the Cyberspace Administration of China determines that we are subject to these regulations, quotation of our securities on the OTC Markets may be prohibited and we may be subject to fines and penalties.

We believe that we will not be subject to the cybersecurity review by the CAC for this offering, given that: (i) we are not an “operator of critical information infrastructure” or a “data processor” carrying out data processing activities that affect or may affect national security; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the 2021 Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the 2021 Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

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

Although the audit report included in this Report was issued by U.S. auditors who are currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our common stock may be delisted or prohibited from trading.

The audit report included in this Report was issued by HHC, a U.S.-based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. We have no present intention of dismissing HHC in the future or of engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. As an auditor of companies that are registered with the SEC and publicly traded in the United States and a firm registered with the PCAOB, our auditor is required under the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards.

There have been recent deliberations within the U.S. government regarding limiting or restricting China-based companies from accessing U.S. capital markets. On December 18, 2020, the Holding Foreign Companies Accountable Act (the “HFCAA”) was signed into law. The HFCAA includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. Additionally, in July 2020, the U.S. President’s Working Group on Financial Markets issued recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and department with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. In response, on November 23, 2020, the SEC issued guidance highlighting certain risks (and their implications to U.S. investors) associated with investments in China-based issuers and summarizing enhanced disclosures the SEC recommends China-based issuers make regarding such risks. On December 2, 2021, the SEC adopted final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. The SEC is assessing how to implement the requirements of the HFCAA, including the listing and trading prohibition requirements described above. Under the HFCAA, our securities may be prohibited from trading on Nasdaq or U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our common stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which amends the HFCAA and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China, because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong.

Should the PCAOB be unable to conduct an inspection of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities. In addition, by reason of the regulations described above, our common stock could be delisted or excluded from trading on any U.S. platform.

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

Risks Related to the VIE Structure

We rely on contractual arrangements with Yongzhou Jumi and Guangzhou Jumi to exercise control over the operations of Yongzhou Jumi, which may not be as effective as direct ownership in providing operational control.

We have relied and expect to continue to rely on contractual arrangements with Yongzhou Jumi and Guangzhou Jumi to conduct operations through the VIE in China. These contractual arrangements, however, may not be as effective as direct ownership in providing us with control over Yongzhou Jumi. For example, Yongzhou Jumi and Guangzhou Jumi could breach their contractual arrangements with us by, among other things, failing to conduct the operations of Yongzhou Jumi in an acceptable manner or taking other actions that are detrimental to our interests.

If we had direct ownership of Yongzhou Jumi, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Yongzhou Jumi, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by Yongzhou Jumi and Guangzhou Jumi of their obligations under the contracts to exercise control over Yongzhou Jumi. If any dispute relating to these contracts remains unresolved, we will have to enforce our rights under these contracts through the operations of PRC law and arbitration, litigation and other legal proceedings and therefore will be subject to uncertainties in the PRC legal system.

Neither the Government of the PRC nor the Chinese legal system has ever formally acknowledged the legality of using a VIE-type contractual arrangement where direct ownership of a Chinese entity is forbidden. If the government determines that the VIE contracts are illegal or unenforceable, our Common stock may become worthless.

Foreign ownership of value-added telecommunications services, such as those provided by Yongzhou Jumi, is restricted by the laws of the PRC. Primarily for this reason, our Company does not directly engage in the business of providing SaaS services for pharmacies, but instead has entered into a series of contracts with Yongzhou Jumi that are intended to provide our Company with control over the operations of Yongzhou Jumi and the right to receive the net profits realized by Yongzhou Jumi. These contracts are customarily identified as “VIE Agreements”, as they are designed to cause the operating company to be treated under U.S. generally accepted accounting principles as a “variable interest entity”, whose profits and losses can be consolidated with those of its contractual counterpart.

One significant risk of this structure is that the Chinese government has never expressly acknowledged it as a way to legally navigate the country’s investment restrictions.  The Chinese government could determine at any time and without notice that the underlying contractual arrangements on which our control of Yongzhou Jumi is based do not comply with PRC regulations, or PRC regulations could change or be interpreted differently in the future so as to render the VIE agreements unenforceable.  Any such determination from the Chinese government would cancel our legal entitlement to control the operations of Yongzhou Jumi. Because our right to consolidate the financial results of Yongzhou Jumi in our financial reports depends on our contractual control over Yongzhou Jumi, the elimination of that control would force us to deconsolidate, leaving JRSIS with no reportable operating results and limited equity. In that event, it would be likely that all or most of the value of your investment in JRSIS would be eliminated.

All or most of the value of an investment in JRSIS depends on the enforceability of the VIE Agreements between Laidian and Yongzhou Jumi. A breach of any of the VIE Agreements between Laidian and Yongzhou Jumi (or its officers, directors, or Chinese equity owners) will be subject to Chinese law and jurisdiction.  We cannot assume that the Chinese legal system would enforce the VIE Agreements. If judicial or regulatory determinations are made in China that contractual relationships such as ours with the VIE are unenforceable under Chinese law, we would be unable to assert contractual control over Yongzhou Jumi and/or, perhaps, Laidian, the entities that carry on all of the operations described in this Report. In that event, it will be likely that the value of any Common stock of JRSIS that you may own will significantly diminish or be eliminated.

Although we cannot predict with certainty the results that would occur if the Chinese government or its judiciary determined that VIE relationships such as ours are illegal, it does appear likely that the relationship between JRSIS and Yongzhou Jumi would end. Because foreign ownership of companies providing value-added telecommunications services in China is barred by Chinese regulations, we would not be able to replace the VIE relationship with direct ownership of Yongzhou Jumi by JRSIS. JRSIS would, therefore, be left with the choice of entering into a different business activity or terminating its business operations and dissolving. Dissolution under those circumstances would likely cause investors in JRSIS to lose most or all of their investment.

Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and operations.

The value-added telecommunications services that the VIE conducts are subject to foreign investment restrictions set forth in the Special Management Measures (Negative List) for the Access of Foreign Investment issued by the MOFCOM, and the National Development and Reform Commission, or the NDRC, effective July 2020.

On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law, or the Foreign Investment Law (2019), which became effective on January 1, 2020 and replaced the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Owned Enterprise Law to become the legal foundation for foreign investment in the PRC. Since it is relatively new, uncertainties still exist in relation to its interpretation and implementation. For instance, under the Foreign Investment Law (2019), “foreign investment” refers to the investment activities directly or indirectly conducted by foreign individuals, enterprises or other entities in China. Though it does not explicitly classify contractual arrangements as a form of foreign investment, there is no assurance that foreign investment via contractual arrangements would not be interpreted as a type of indirect foreign investment activity in the future. In addition, the definition of foreign investment contains a catch-all provision which includes investments made by foreign investors through means stipulated in laws, administrative regulations or provisions of the State Council. Therefore, it still leaves leeway for future laws, administrative regulations or provisions promulgated by the State Council to provide for contractual arrangements as a form of foreign investment. In any of these cases, it will be uncertain whether our contractual arrangements will be deemed to be in violation of the market access requirements for foreign investment under the PRC laws and regulations. If further actions must be taken under future laws, administrative regulations or provisions of the State Council, we may face substantial uncertainties as to whether we can complete such actions. Failure to do so could materially and adversely affect our current corporate structure, corporate governance and operations.

The contractual arrangements we have entered into with Yongzhou Jumi may be subject to scrutiny by the PRC tax authorities. A finding that we owe additional taxes could negatively affect our financial condition and the value of your investment.

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. We could face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements in relation to Yongzhou Jumi were not entered into on an arm’s-length basis in such a way as to result in an impermissible reduction in taxes under applicable PRC laws, rules and regulations, and therefore adjust the income of Yongzhou Jumi in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by Yongzhou Jumi for PRC tax purposes, which could in turn increase its tax liabilities without reducing the PRC tax expenses of Laidian. In addition, the PRC tax authorities may impose late payment fees and other administrative sanctions on Yongzhou Jumi for the adjusted but unpaid taxes according to the applicable regulations. Our financial position could be materially and adversely affected if Yongzhou Jumi’s tax liabilities increase or if they are required to pay late payment fees and other penalties.

Risks Related to Our Business

If we are unable to hire, retain or motivate qualified personnel, consultants, and advisors, we may not be able to grow effectively.

At the present time, we have only two individuals responsible for management of our public company. Our ability to grow as a public company will be largely dependent on our ability to recruit highly skilled individuals. Future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, all future success depends largely on our ability to retain key consultants and advisors. We cannot assure that any skilled individuals will agree to become an employee or consultant for Laidian or Yongzhou Jumi. Our inability to retain their services could negatively impact our business and our ability to execute our business strategy.

We may not be able to obtain additional funding to meet our requirements.

Our ability to expand the market for our smart dispensers depends upon our ability to obtain financing through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. If our access to existing credit facilities is not available, and if other funding does not become available, there could be a material adverse effect on our business.

Our success depends on our personnel. Loss of key personnel may adversely affect our business.

Our success depends to a significant extent on the performance of our management personnel. In particular, we will depend on the services of Linhai Zhu, Chairman of the Board, Chief Executive Officer and Chief Financial Officer. The loss of the services of Linhai Zhu could have a material adverse effect on the Company’s business, operating results and financial condition.

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

As of the date on which this Report is being filed, Jumi Group Company, Ltd., which is controlled by our Chairman, Linhai Zhu, owns 92.9% of JRSIS’s outstanding common stock. As a result, Mr. Zhu will have the power to:

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

Our Board of Directors is authorized to issue up to 100,000,000 shares of common stock, of which 82,594,098 shares are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring, or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Yongzhou Jumi is located in a combined office and factory space located in the Xiaoxiang Science and Technology Innovation Center in Hunan Province, PRC. Yongzhou Jumi leases the space for RMB 46,323 ($6,434) per month, under a renewable one year lease. The location provides 45,000 square meters of factory space and 3,285 square meters of office space. The factory is adequate to produce 20,000 vending machines per year. Since Yongzhou Jumi sold approximately 1,000 machines during 2023 (as well as software with or without machines), Management believes the location will be adequate for the operations of Yongzhou Jumi for the next several years.

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

Holders of Securities

As of the date of filing of this report, we had 114 shareholders of record and 82,594,098 outstanding shares of common stock, par value $0.0001.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Sales of Unregistered Securities

JRSIS did not make any sale of unregistered securities during the quarter ended December 31, 2023 except for the following transaction:

On November 30, 2023, in consideration of the agreement by the owners of Yongzhou Jumi other than the holder of the 14.47% Unpledged Interest (i.e. Guangzhou JIE, Linhai Zhu, Yulin IGP and Jumi IIP) to the adoption of the Management Agreements by Yongzhou Jumi and Guangzhou JIE, JRSIS issued to Jumi GCL 76,757,439 shares of its common stock. The issuance was made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation S promulgated thereunder. The shares issued to Jumi GCL represent 92.9% of the outstanding shares of common stock of JRSIS. There was no underwriter.

Repurchase of Equity Securities

JRSIS did not repurchase any shares of its common stock during the fiscal year 2023 except for the following transaction:

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

In addition to historical information, the discussion in this section of this Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in “Risk Factors” and those discussed elsewhere in this Report on Form 10-K.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

OVERVIEW

Company Structure

JRSIS Health Care Corporation (the “Company” or “JRSIS”) was incorporated on November 20, 2013 under the laws of the State of Florida. Through its 100% held subsidiary JRSIS Health Care Limited (“JRSIS-BVI”), a limited liability company registered in British Virgin Island (“BVI”), it holds 100% shares of Runteng Medical Group Co., Ltd (“Runteng”), a limited liability company registered in Hong Kong. On April 12, 2022, Runteng organized and owned 100% of the equity in Laidian Technology (Zhongshan) Co., Ltd (“Laidian”), a wholly foreign-owned enterprise (“WFOE”) subsidiary registered under the law of the People’s Republic of China (“the PRC”) in Zhongshan City, Guangdong Province.

Until March 31, 2022, Runteng also owned 70% of the equity in Harbin Jiarun Hospital Co., Ltd (“Jiarun”), a for-profit hospital incorporated in Harbin City of Heilongjiang, the People’s Republic of China (“the PRC”) and was fully disposed of on April 1, 2022.

On November 30, 2023, the Company, through its subsidiary Laidian, completed an acquisition transaction that resulted the Company obtained 85.53% variable interest in Yongzhou Jumi Intelligent Technology Co., Ltd. (“Yongzhou JIT”). For a detail description of our corporate structure and contractual arrangements and its related risks, see “ITEM 1 Business” in PART I elsewhere in this annual report. The transaction represents a “Reverse Acquisition” rather than a business combination that Yongzhou JIT is deemed to be the accounting acquirer in the transaction and is being accounted for as a reverse acquisition and recapitalization.

Management’s discussion and analysis in this section was based on the historic financial information of Yongzhou JIT as accounting acquirer. Those financial statements represent that the assets and liabilities and the operations that reflected the historical financial statements for periods prior to the Reverse Acquisition of Yongzhou JIT and will be recorded at the carrying amount basis of Yongzhou JIT, and the consolidated financial statements after the Reverse Acquisition included the assets and liabilities of the Company and Yongzhou JIT, and the historical operations of Yongzhou JIT and operations of the Combined Company from the date of Reverse Acquisition.

Technology and Innovation

We, through Yongzhou JIT, commitment to technological advancement and delivering cutting-edge intelligent machine and system solutions, especially for One-stop smart medicine distribution program and new retail intelligent terminal solution to meet the evolving needs of its customers. Yongzhou JIT masters intelligent algorithms and techniques, intelligent terminal technologies and moving communication related technology.

As of the date of this report, Yongzhou JIT owns 2 patents for invention, 16 patents for utility models, 6 design patents and 21 software copyrights in the PRC. In addition, there several invention patents under the processing of substantive examination stage of authorities. All the core patented technologies and models of patents and copyright have been applied into the Company’s products and services. The Company had established a research and development team of experts consisting of about 10 more persons, which accounted for about 25% total employee of Yongzhou JIT. After years of efforts, the Company holds an outstanding position in the field of intelligent medicine products areas around PRC. In addition, to promote research and innovation in intelligent medicine areas, the Company actively collaborates with several prominent research institutions and universities, such as Hunan Institute Technology, to keep our intelligent techniques being updated in advanced.

Products and Services, Customers

Based on techniques we owned and our plants and equipment we operated in China, we can provide our customers with services to customize cloud-based hardware and the relevant system/software, open platform of software as a service, cloud-based vending equipment, one-stop cloud-based medicine equipment (including automated drug sales, remote consultations, unmanned pharmacies) and a series of remote intelligent terminal products. We, currently, are engaging in the business of developing intelligent technology related to medical and producing and sales equipment based on its technology. We also provide services to design, develop, install, and maintain the cloud-based systems for our customers.

Currently, all our operations are conducted in the People’s Republic of China (“the PRC”). Our customers of our products and service included: a) governmental projects: such as local government’s healthcare project to up-grate its smart medical insurance, intelligent epidemic prevention measures, intelligent service on remote physical examination, health testing, remote consultation, prescription, payments and medicine delivery etc.; b) Hospital projects: such as a smart application system in hospital for collecting the drug information from each out-patient and direct the pharmacies in the hospital to prepare the dug for the out-patient and guide the put-patient to the right window to take his/her medicine; c) pharmacies outside the hospital and e) entities in health industry, such as the internet service platform; f) other intelligent service providers. Our products and services might be applied in more and more areas along with the development of technology and manufacturing.

GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2023 and 2022, the Company incurred a significant net loss of $94,588 and $673,260, the recurring operating loss result in an accumulated deficit of $3,442,898 as of December 31, 2023. The Company generated cash inflows form its operation for the year ended December 31, 2023 of $516,724 and had a working capital deficit of $446,337. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its external financing, including bank loans and issuance of its shares to potential shareholders. Management believes that it can obtain additional bank loans and the issuance of common shares of the Company is available if the Company effort to do so, and (2) further implement management’s business plan to extend its operations and generate sufficient revenues and cash flows to meet its obligations. The Company’s operation is on the upward trend, and management believes that the Company’s operation can generate enough revenues and cash to meet its obligation in the normal course of business. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither any assurances to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. The Company is working to devote more efforts to improve its operation and generate more profits and cash flow.

Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provide the opportunity for the Company to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, receivable, inventory, leases, and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are recorded in the period in which they become known.

Please refer to our significant accounting policies in Note 3 to our consolidated financial statements included elsewhere in this report. We believe those accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2023 and 2022

	Amount in 2023	% of Revenues	Amount in 2022	% of Revenues	Amount increase (decrease)	% increase (decrease)

Revenues	$3,461,933	100%	$1,719,130	100%	$1,742,803	101%
Cost of revenues	2,978,882	86%	1,692,919	98%	1,285,963	76%
Gross profit	483,051	14%	26,211	2%	456,840	1743%
Operating expenses	671,649	19%	710,987	41%	(39,338)	(6)%
Other income, net	102,985	3%	11,516	1%	91,469	794%
Loss before income tax	(85,613)	(2)%	(673,260)	(39)%	587,647	(87)%
Income tax expense	8,975	0%	-	0%	8,975	N/A
Net loss from operations	(94,588)	(3)%	(673,260)	(39)%	578,672	(86)%
Less: non-controlling interest	(13,676)	0%	(97,421)	(6)%	83,745	(86)%
Net loss attributable to the Company	$(80,912)	(2)%	$(575,839)	(33)%	$494,927	(86)%

Revenues

Total revenues for the year ended December 31, 2023 were $3,461,933, increased $1,742,803, or approximately 101%, as compared to total revenues for the year ended December 31, 2022 of $1,719,130. The increase of revenues due to the increase volumes of goods sold and services provided. In addition to our marketing and promotion efforts, the termination of prevention and control measures of epidemic of COVID-19 all over the PRC since the beginning of 2023 also result in the increase of the revenues in year of 2023. The demand for intelligent products and services in the market is expected to rapid growth. We commit to iterate and update continuously our products and services with our developing intelligent technology and we expected that our revenues will continue to grow along with our marketing effort and upgrading of our product in the foreseeable future.

Currently, the Company’s revenues generate from two sources, including 1) sales of intelligent terminal, such as medicine vending machine, that the Company self-manufactured and assembled in its plant, and 2) services rendered, such as installment and maintenance terminal system, designing and development of intelligent system to its customers. Goods and services that the Company transferred to its customers deriving its revenues are all based on the Company’s intelligent technology.

The Company derived its revenues from both third-party customers and related party. Guangzhou JIE, the legal parent of Yongzhou JIT in the PRC and both under the common control of Linhai Zhu, the CEO of the Company, generally purchases certain machine from Yongzhou JIT and resales to its customers, and also had Yongzhou JIT to provided instalment and maintenance service for its customers from time to time and pays case by case under a negotiated range of charge rate to Yongzhou JIT. Ending customers of the Company’s goods and services mainly includes medicine service organization, business entities and local government.

Cost of revenues

Cost of revenues for the year ended December 31, 2023 was $2,978,882, increased $1,285,963, approximately 76%, as comparable to the same period of 2022 of $1,692,919. The increase of the cost of revenues mainly due to the increase volume of products sold and services rendered. Cost of revenues consists primarily of the cost of the machine sold and incremental cost to fulfil the contracts with customers.

Gross profit

Gross profit for the year ended December 31, 2023 was $483,051, increased $456,840, approximately 1743%, as comparable to the same period as of December 31, 2022 of $26,211. The gross margin was 14% for the year ended December 31, 2023 increased from 2% for the year ended December 31, 2022. The implement of prevention and control measures of epidemic of COVID-19 all over the PRC since it was break out in the ended of 2019 until the beginning of 2023 lead to strict shot down of the Company’s operation, the Company has to sales products in discount during that time. This situation made the gross margin extremely low during the fiscal year of 2022.

Operating expenses

Operation expenses consist mainly of research and development, marketing and advertising, logistics, auditing and legal service, other professional service and listing support fees, employee salary, depreciation and amortization, office rental fee and utilities of underlying not associated with production that otherwise recorded as cost of inventories.

Operating expenses for the year ended December 31, 2023 were $671,649, as compared to $710,987 for the year ended December 31, 2022, a decrease of $39,338, or decrease approximately 6%. During the year ended December 31, 2023, research and development expense decreased approximated $93,777 which off-set by an increase of other general and administrative expense approximated $52,756 and an increase of selling expense approximated $1,683. As compared to 2022, the Company reduced its research and development expenditures in the fiscal year of 2023 because the Company re-organized and simplified its research team to save cost without reducing efficiency of research and development. The Company insisted in an on-going reorganization to optimize its expenditures to respond its deficiency of working capital and make profits. The Company expects to invest more capital in its research and development activities as its the financial condition gets better. The increase of the general and administrative expense in 2023 mainly resulted from the increasing of the professional services and related listing fees. Marketing and advertising fee increased in 2023 result in the increase of selling expense for the year ended December 31, 2023.

Other income, net

Other income mainly consists of: 1) non-capitalized interest expense accrued form bank loans used for working capital; 2) gain or loss on disposal of inventories, equipment and other assets; and 3) government subsidy on tax exemption. For the year ended December 31, 2023, the Company reported other income of $102,985, as compared to $11,516 for the year ended December 31, 2022, an increase of $91,469, or approximately 794%. The increase in other income for the year ended December 31, 2023 mainly resulted of: 1) non-capitalized interest expense for bank loan decreased of approximated $8,266 due to the reduction of bank loans; in the meantime, 2) the Company recognized governmental subsidy increase of $80,145 for the year ended December 31, 2023.

Net loss

We reported net loss of $94,588 for the year ended December 31, 2023, as compared to $673,260 for the year ended December 31, 2022, decrease of $578,672, or 86%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2023, we had cash of $118,114 and a working capital deficit of $446,337 as compared to cash of $158,813 and a working capital deficit of $443,788 at December 31, 2022.

To date, the Company has financed our operating and investing activities mainly through cash generated from our business and borrowings from financial institutions and contributions from shareholders. We did not identify any material capital expenditures requirements at the date of this report, but we were not sure that our cash on hand will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. As management measures and financing policies, we will continue to delay payment and accelerate collection in our operations, optimization and reducing expenses to overcome cash deficit in our normal course of business in the foreseeable future. Even though, we may, however, need additional cash resources in the future if we experience changes in business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, capital expenditure or similar actions. If we determine that our cash requirements exceed the amount of cash we have on hand, we may seek to issue equity or equity-linked securities or obtain debt financing including additional bank loans. The issuance and sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2023 and 2022, respectively.

	For the years ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$516,724	$(1,764,729)
Net cash provided by (used in) investing activities	18,885	-
Net cash provided by (used in) financing activities	(568,365)	1,858,287
Exchange rate effect on cash	(7,943)	(7,998)
Net cash inflow (outflow) for the periods	$(40,699)	$85,560

Operating Activities

Net cash provided by our operating activities for the year ended December 2023 was $516,724, as compared to net cash used in operating activities of $1,764,729 for the year ended December 31, 2022. This was attributable to net loss of $94,588 in 2023 and was primarily adjusted by non-cash items such as (1) an aggregate total of $4,426 from right-of used assets amortization expenses and interest expenses accrual of lease liabilities of operating leases in 2023, (2) depreciation and amortization expenses of long-lived assets of $53,815 in 2023, (3) an aggregate gain of $42,266 from impaired inventories and loss from equipment disposal, and (4) an allowance of deferred taxes assets. Net operating inflows for the year ended December 31, 2023 resulted primarily from the following factors: 1) accounts receivable collected from related parties amount to $61,511; 2) decrease of inventories $128,663 due to increase of goods sold, 3) accounts payable to both third parties and related parties increased by $538,257 due to delay payments, 4) advance from customers increase of $209,031 due to cash collected in according with the term of certain service contacts which services without completely delivery as of December 31 2023; 5) accrued expenses and other payables increased by $114,021 mainly due to the Company delayed the payments of professional fees. Cash inflow was offset by the following outflows factors: 1) accounts receivable increased by $50,854 due to the payments were delayed by customers in 2023, 2) advances to suppliers increased by $301,154 and prepaid expenses and other receivables increased by $50,557 due to the Company made more payments to its suppliers and for utilities at the end of 2023.

Net cash used in our operating activities for the year ended December 2022 was $1,764,729. This was attributable to net loss of $673,260 for the year ended December 31, 2022 and was primarily adjusted by non-cash items such as (1) an aggregate total of $10,463 from right-of used assets amortization expenses and interest expenses accrual of lease liabilities of operating leases in 2022, (2) depreciation and amortization expenses of long-lived assets of $ 34,903 in 2022, and (3) deferred income tax increase of $909 in 2022. Net operating inflows for the year ended December 31, 2022 resulted primarily from the following factors: 1) inventories decreased by $57,324 due to goods sold; 2) accounts receivable – related parties decreased of $666,190 due to cash collected from related parties, 3) accounts payable increased by $11,257, 4) accrued expenses and other payables increased by $11,002 and taxes payables increased by $347, mainly due to the Company delay the payment schedule. Cash inflow was offset by the following outflows factors: 1) accounts receivable increased by $679,905 and advances from customers decreased by $1,167,459 due to the payment was delayed from customers in 2022, 2) advances to suppliers increased by $32,497 and prepaid expenses and other receivables increased by $2,185 due to the Company make more payments at the end of 2022.

Investing Activities

Net cash provided by investing activities was $18,885 for the years ended December 31, 2023, which included $20,369 provided by reverse acquisition during 2023 and $1,484 used in purchase of equipment in 2023.

There was no cash provided or used in investing activities for the year ended December 31, 2022.

Financing Activities

Net Cash used in our financing activities for the year ended December 31, 2023 was $568,365. During the year of 2023, we received proceeds from bank loans of $467,455 and repaid bank loans by $1,021,349, we also had net amount of 14,471 used in financing purpose between the Company its related parties.

Net cash provided by our financing activities from the year ended December 31, 2022 was $1,858,287. During the year of 2022, we received cash contribution from shareholder of $927,591 and cash proceeds from bank loans of $893,539 and financing lease of $37,157.

Inflation

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

IMPACT OF RECENTLY ISSUED NEW ACCOUNTING STANDARDS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide information required under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

JRSIS Health Care Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of JRSIS Health Care Corporation and Subsidiaries (the “Company”) as of December 31, 2023, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2023, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring significant losses which resulted significant accumulated deficiency in stockholders’ equity and has a net capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Identification of Related Parties and Related Party Transactions – Refer to Note 12

Critical Audit Matter Description

As disclosed in Notes 12 to the consolidated financial statements, the Company had significant transactions with related parties, including sales of goods and services, purchases of goods and services, and loans guaranteed by related parties. We identified the evaluation of the identification of related parties and relate party transactions and its disclosures in the financial statements as a critical audit matter due to the complexity and the inherent risk of omission or incomplete disclosure of related parties and their transactions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures relating to the related parties and related party transactions identified by management included the following, among others:

(1)	After understanding of the Company’s policy and its circumstances, we identified and assessed the risks of material misstatement associated with related parties and relationships and transactions with related parties, including whether the company has properly identified, accounted for, and disclosed its related parties and relationships and transactions with related parties as significant and informed and discussed among the audit team about the identification and related response to this risk.

(2)	For each related party transaction: 1) we read the underlying documentation and evaluate whether the terms and other information about the transaction are consistent with explanations from inquiries and other audit evidence about the business purpose (or the lack thereof) of the transaction. We also obtained confirmations from identified related parties to corroborate the information provided by management; 2) Determine whether the transaction has been authorized and approved in accordance with the company's established policies and procedures regarding the authorization and approval of transactions with related parties; 3) Determine whether any exceptions to the company’s established policies or procedures were granted;

(3)	Conduct procedures to evaluate whether the company has properly identified its related parties and relationships and transactions with related parties. Including Conducting targeted searches for potential undisclosed related-party relationship using the names of the entities, key management personnel, significant shareholders and known related parties.

(4)	Communicated with the board of directors related to the related parties and relationship and transactions with related parties.

(5)	Reviewing the financial statement disclosures related to related parties and related party transactions to ensure they were complete and in accordance with the relevant financial reporting framework.

/s/ HHC

We have served as the Company's auditor since 2023.

Forest Hills, New York

April 26, 2024

PCAOB ID #5867

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Stockholders of

JRSIS Health Care Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yongzhou Jumi Intelligent Technology Co., Ltd. (“the Company”) as of December 31, 2022, and the related statements of income and comprehensive income, change in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Yongzhou Jumi Intelligent Technology Co., Ltd. as of December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and has a significant accumulated deficits and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ ARK Pro CPA & Co
ARK Pro CPA & Co
(Formerly HKCM CPA & Co.)
PCAOB ID: 3299

We have served as the Company’s auditor since 2013.

Hong Kong, China

December 1, 2023

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash	$118,114	$158,813
Accounts receivable, net	714,658	683,452
Accounts receivable, net - related parties	121,086	187,794
Advances to suppliers	345,961	46,954
Amount due from related parties	1,620	-
Inventories	455,240	562,015
Prepayments and other receivables	77,211	24,600

Total Current Assets	1,833,890	1,663,628

NON-CURRENT ASSETS
Deferred tax assets	-	4,576
Property, plant and equipment, net	50,024	62,223
Intangible assets, net	257,334	303,195
Right of use assets	3,277	7,686

Total Non-Current Assets	310,635	377,680

TOTAL ASSETS	$2,144,525	$2,041,308

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$983,007	$1,575,780
Long-term loans due within one year	18,713	49,709
Accounts payable, trade	540,086	272,243
Accounts payable, trade - related parties	261,200	3,625
Advances from customers	218,313	10,130
Amount due to related parties	14,917	-
Taxes payable	18,845	73,301
Other payables and accrued liabilities	221,869	110,109
Finance lease liabilities, current	-	5,930
Operating lease liabilities, current	3,277	6,589

Total Current Liabilities	2,280,227	2,107,416

Long-term loans - noncurrent portion	24,950	-
Operating lease liabilities, non-current	-	2,235

TOTAL LIABILITIES	2,305,177	2,109,651

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
Preferred stock, $0.0001 par value; 2,000,000 shares preferred stock authorized; nil issued and outstanding as of December 31, 2023 and 2022, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 82,594,105 and 76,757,439 shares issued and outstanding as of December 31, 2023 and 2022, respectively	8,259	7,676
Additional paid-in capital	3,154,373	3,154,881
Accumulated deficit	(3,442,898)	(3,361,986)
Accumulated other comprehensive income	142,860	140,976
Total JRSIS HEALTH CARE CORPORATION’s equity	(137,406)	(58,453)

NONCONTROLLING INTERESTS	(23,246)	(9,890)

TOTAL EQUITY	(160,652)	(68,343)

TOTAL LIABILITIES AND EQUITY	$2,144,525	$2,041,308

The accompanying notes are an integral part of the consolidated financial statements

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2023	2022

REVENUES	$3,461,933	$1,719,130

COST OF REVENUES	2,978,882	1,692,919

GROSS PROFIT	483,051	26,211

OPERATING EXPENSES:
Sales and marketing	146,334	144,651
General and administrative	336,049	283,293
Research and development	189,266	283,043
Total operating expenses	671,649	710,987

LOSS FROM OPERATIONS	(188,598)	(684,776)

OTHER INCOME (EXPENSE)
Interest income	3,058	-
Interest expense	(56,443)	(64,709)
Other income	156,370	76,225
Total other income, net	102,985	11,516

LOSS BEFORE INCOME TAXES	(85,613)	(673,260)

PROVISION FOR INCOME TAXES	8,975	-

NET LOSS	(94,588)	(673,260)
Less: net loss attributable to noncontrolling interest	(13,676)	(97,421)
NET LOSS ATTRIBUTABLE TO JRSIS HEALTH CARE CORPORATION	$(80,912)	$(575,839)

COMPREHENSIVE LOSS
NET LOSS	$(94,588)	$(673,260)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,204	53,189
TOTAL COMPREHENSIVE LOSS	(92,384)	(620,071)
Less: comprehensive loss attributable to noncontrolling interest	(13,356)	(89,725)
COMPREHENSIVE LOSS ATTRIBUTABLE TO JRSIS HEALTH CARE CORPORATION	$(79,028)	$(530,346)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	77,253,156	61,334,331

LOSS PER SHARE
Net loss - basic and diluted	$(0.001)	$(0.009)

The accompanying notes are an integral part of the consolidated financial statements

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Non-controlling
	Shares	Par Value	Capital	Deficit	Income	Interest	Total
BALANCE, January 1, 2022	58,178,448	$5,818	$2,391,248	$(2,786,147)	$95,483	$(49,671)	$(343,269)
Issuance of common shares	18,578,991	1,858	763,633	-	-	129,506	894,997
Net income		-	-	(575,839)	-	(97,421)	(673,260)
Foreign currency translation adjustments		-	-	-	45,493	7,696	53,189
BALANCE, December 31, 2022	76,757,439	7,676	3,154,881	(3,361,986)	140,976	(9,890)	(68,343)
Issuance of common shares to acquired accounting acquiree	5,836,666	583	(508)	-	-		75
Net income		-	-	(80,912)	-	(13,676)	(94,588)
Foreign currency translation adjustments		-	-	-	1,884	320	2,204
BALANCE, December 31, 2023	82,594,105	$8,259	$3,154,373	$(3,442,898)	$142,860	$(23,246)	$(160,652)

The accompanying notes are an integral part of the consolidated financial statements

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(94,588)	$(673,260)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	53,815	34,903
Right-of-use assets amortization	4,201	10,138
Lease liabilities interest expense	225	325
Inventories impairment (return)	(42,439)	-
Loss from disposal of equipment	173
Deferred income tax	4,457	(909)
Change in operating assets and liabilities
Accounts receivable	(50,854)	(679,905)
Accounts receivable - related parties	61,511	666,190
Advances to suppliers	(301,154)	(32,497)
Inventories	128,663	57,324
Prepayments and other receivables	(50,557)	(2,185)
Accounts payable	276,356	11,257
Accounts payable - related parties	261,901	-
Advances from customers	209,031	(1,167,459)
Taxes payable	(52,504)	347
Lease liabilities	(5,534)	-
Other payables and accrued liabilities	114,021	11,002
Net cash provided by (used in) operating activities	516,724	(1,764,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from reverse acquisition	20,369	-
Purchase of property and equipment	(1,484)	-
Purchase of intangible assets	-	-
Net cash provided by investing activities	18,885	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contribution from shareholder	-	927,591
Proceeds from loans	467,455	893,539
Repayment of short-term loans	(1,021,349)	-
Proceeds from financing lease	-	37,157
Amount financed from (to) related parties	(14,471)	-

Net cash provided by (used in) financing activities	(568,365)	1,858,287

EFFECT OF EXCHANGE RATE ON CASH	(7,943)	(7,998)

INCREASE (DECREASE) IN CASH	(40,699)	85,560

CASH AND CASH EQUIVALENTS, beginning of period	158,813	73,253

CASH AND CASH EQUIVALENTS, end of period	$118,114	$158,813

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$4,945	$909
Cash paid for interest expense, net of capitalized interest	$56,443	$58,524

The accompanying notes are an integral part of the consolidated financial statements

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

JRSIS Health Care Corporation (the “Company” or “JRSIS”) was incorporated on November 20, 2013 under the laws of the State of Florida. In December 2013 JRSIS acquired 100% of the equity in JRSIS Health Care Limited (“JRSIS-BVI”), which is a limited liability company registered in British Virgin Island (“BVI”) on February 25, 2013. JRSIS-BVI owns 100% of the equity in Runteng Medical Group Co., Ltd. (“Runteng”), a limited liability company registered in Hong Kong on September 17, 2012.

Until March 31, 2022, Runteng owned 70% of the equity in Harbin Jiarun Hospital Co., Ltd. (“Jiarun”), a for-profit hospital incorporated in Harbin City of Heilongjiang, the People’s Republic of China in February 2006. The remaining 30% of the equity in Jiarun was owned by Junsheng Zhang, who is the Chairman of the Board of JRSIS Health Care Corporation until March 2022. On April 28, 2022, the Company completed a spin-off of its subsidiary Harbin Jiarun Hospital Co., Ltd. As JRSIS’s subsidiary Runteng transferred its 70% equity interest in Jiarun to Zhang Junsheng (the “Spin-Off”). In exchange for the 70% interest in Jiarun, Zhang Junsheng transferred to Runteng 5,392,000 shares of JRSIS common stock. After the Spin-Off, JRSIS does not beneficially own any equity interest in Jiarun and will no longer consolidate Jiarun financial results with the financial results of JRSIS as on April 1, 2022.

On April 12, 2022, Runteng organized and owned 100% of the equity in Laidian Technology (Zhongshan) Co., Ltd. (“Laidian”), a wholly foreign-owned enterprise (“WFOE”) subsidiary registered under the law of the People’s Republic of China (“the PRC”) in Zhongshan City, Guangdong Province. Laidian initially engage in the business of providing charging services to electric vehicles operating in Zhongshan City, until the Company obtained the majority variable interest in Yongzhou Jumi Intelligent Technology Co., Ltd. (“Yongzhou JIT”) on November 30, 2023.

On November 30, 2023, the Company through Laidian, a wholly-owned subsidiary of JRSIS, completed an acquisition transaction by entering into and executing four agreements with Yongzhou Jumi Intelligent Technology Co., Ltd. (“Yongzhou JIT”) and Guangzhou Jumi Intelligent Equipment Co., Ltd. (“Guangzhou JIE”) (the “Management Agreements”). After execution of the Management Agreements, the Company obtained 85.53% variable interest in Yongzhou JIT. Following the transaction, we have abandoned our prior business plan and we are now pursuing Yongzhou JIT’s historical businesses and its proposed businesses.

Each of the Management Agreements is summarized as below:

Exclusive Business Cooperation Agreement.

Under the Exclusive Business Consulting Agreement between Laidian and Yongzhou JIT, Laidian has the exclusive right to provide to Yongzhou JIT marketing, management, consulting and other services related to its business operations. To fulfill its obligations, Laidian will provide to Yongzhou JIT the management and marketing services of Zhuowei Zhong, who is the Chairman of Laidian. In compensation for the services provided by Laidian, Yongzhou JIT will pay Laidian a quarterly fee equal to 85.53% of any net income that Yongzhou JIT earns from its business while being managed by Zhuowei Zhong less any losses carried forward from prior quarters. The remaining 14.47% of the net income earned by Yongzhou JIT will be distributed to Guangzhou JIE for further distribution to an entity that owns 14.47% of Guangzhou JIE and has not agreed to participate in the Management Arrangement (the “14.47% Unpledged Interest”). The Exclusive Business Consulting Agreement will remain in effect until terminated by the parties.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity Interest Pledge Agreement.

Guangzhou JIE, which owns all of the registered equity in Yongzhou JIT, has entered into an Equity Interest Pledge Agreement with Laidian. Pursuant to this agreement, Guangzhou JIE pledged 85.53% of its equity interest in Yongzhou JIT, including the right to receive dividends, to Laidian to secure the performance of Yongzhou JIT’s obligations under the Exclusive Business Consulting Agreement described above. If Yongzhou JIT breaches relevant contractual obligations under this agreement, Laidian, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Guangzhou JIE has agreed not to transfer or create any new encumbrance on its equity interests without the prior written consent of Laidian. The Equity Interest Pledge Agreement shall terminate when Yongzhou JIT has fully performed its obligations under the Exclusive Business Consulting Agreement.

Exclusive Option Agreement.

Under the Exclusive Option Agreement among Laidian, Yongzhou JIT and Guangzhou JIE, Guangzhou JIE irrevocably granted Laidian or its designated person(s) an exclusive option to purchase, when and to the extent permitted under PRC law, all or part of its equity interest in Yongzhou JIT. The purchase price for the equity interest in Yongzhou JIT shall be determined through consultation according to the appraisal value approved by the relevant authorities and shall be the minimum amount permissible under PRC law. The Exclusive Option Agreement will be valid until all of the equity interest in Yongzhou JIT has been transferred to Laidian. The Exclusive Option Agreement provides, among other things, that without Laidian’s prior written consent:

●	Guangzhou JIE may not transfer, encumber, grant a security interest in, or otherwise dispose of any equity interest in Yongzhou JIT, except as provided in the Exclusive Option Agreement;

●	Yongzhou JIT may not (i) sell, transfer, grant security interest in or otherwise dispose of any assets, business, revenue or interest, (ii) enter into any material contract except for those incurred in the ordinary course of business, or (iii) incur any liabilities (except for those incurred in the ordinary course of business) or extend loans or credit facilities to any third party;

●	Yongzhou JIT may not declare or pay any dividends and its shareholder must remit in full to Laidian any funds received from Yongzhou JIT except those funds payable to the holder of the 14.47% Unpledged Interest; and

●	Yongzhou JIT may not merge with or acquire any third parties, or make investment in any third parties.

Power of Attorney.

Under the Power of Attorney, Guangzhou JIE grants to Laidian the authority to exercise all of the powers given to Guangzhou JIE as a shareholder of Yongzhou JIT.

Yongzhou JIT was organized in 2018 in Yongzhou City in the Hunan Province of the PRC and is legally a wholly owned subsidiary of Guangzhou JIE. Yongzhou JIT is engaged in the business of developing medical technology and producing equipment based on its technology. Yongzhou JIT is best known for developing the first intelligence medicine vending machine.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In consideration of the agreements by the owners of Yongzhou JIT other than the holder of the 14.47% Unpledged Interest to the adoption of the Management Agreements, JRSIS issued to Jumi Group Company, Ltd. (“Jumi GCL”). 76,757,439 shares of its common stock. Jumi GCL is a holding company owned by Linhai Zhu, the director, chairman and the Chief Executive Officer of the Company, Yulin Investment (Guangzhou) Partnership L.P. (“Yulin IGP”), Jumi Intelligent Information Technology (Guangzhou)Partnership L.P. (“Jumi IIP”), who are the beneficial owners of 85.53% of Guangzhou JIE. The shares issued to Jumi GCL represent 92.9% of the outstanding shares of common stock of JRSIS.

For financial reporting purposes, the execution of the Management Agreements represents a “Reverse Acquisition” rather than a business combination and Yongzhou JIT is deemed to be the accounting acquirer in the transaction. The execution of the Management Agreements is being accounted for as a reverse acquisition and recapitalization. Yongzhou JIT is the acquirer for financial reporting purposes and JRSIS is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements for periods prior to the execution of the Management Agreements will be those of Yongzhou JIT and will be recorded at the carrying amount basis of Yongzhou JIT, and the consolidated financial statements after execution of the Management Agreements will include the assets and liabilities of the Company and Yongzhou JIT, and the historical operations of Yongzhou JIT and operations of the Combined Company from the date of execution of the Management Agreements. No gain and loss recognized as a reverse acquisition and recapitalization.

Description of subsidiaries and VIEs

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Effective interest held

JRSIS Health Care Corporation. (“JRSIS”)	State of Florida	Investment Holding	100%

JRSIS Health Care Limited. (“JRSIS-BVI”)	BVI	Investment Holding	100%

Runteng Medical Group Company Limited. (“Runteng” or “RT”)	Hong Kong, China	Investment Holding	100%

Laidian Technology (Zhongshan) Co., Ltd. (“Laidian”)	Zhongshan, China	Investment Holding	100%

Yongzhou Jumi Intelligent Technology Co., Ltd. (“Yongzhou JIT” or YZ JIT)	Yongzhou, China	Developing medical technology and producing equipment based on its technology	85.53% by Management Agreements

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2023 and 2022, the Company incurred a significant net loss of $94,588 and $673,260, the recurring operating loss result in an accumulated deficit of $3,442,898 as of December 31, 2023. The Company generated cash inflow form its operation for the year ended December 31, 2023 of $516,724 but had a working capital deficit of $446,337. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its external financing, including bank loans and issuance of its shares to potential shareholders. Management believes that it can obtained additional bank loans and the issuance of common shares of the Company is available if the Company effort to do so, and (2) further implement management’s business plan to extend its operations and generate sufficient revenues and cash flows to meet its obligations. The Company’s operation is on the upward trend, and management believes that the Company’s operation can generate enough revenues and cash to meet its obligation in the normal course of business. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither any assurances to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. The Company is working to devote more efforts to improve its operation and generate more profits and cash flow. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provide the opportunity for the Company to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

●	Principal of Consolidation

The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries and VIE. All significant inter-company transactions and balances among the Company and its subsidiaries and VIE are eliminated upon consolidation. Non-controlling interests represent the equity interest in Yongzhou JIT that is not attributable to the Company. Non-controlling interest is reported in the consolidated financial position within equity, separate from the Company’s equity. Net income or loss and comprehensive income or loss are attributed to the Company’s and the non-controlling interest.

●	Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant estimates and assumptions made by management include, among others, useful lives and impairment of long-lived assets, collectability of accounts receivable, discount rate of leases and its impairment assessment, allowance for inventory, revenues recognition, deferred tax and uncertain tax positions. While the Company believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

●	Reclassification

Certain prior year balances were reclassified to conform to the current year’s presentation with consideration of reflecting the acquisition transaction by entering into and executing four agreements with Yongzhou Jumi Intelligent Technology Co., Ltd. (“Yongzhou JIT”) and Guangzhou Jumi Intelligent Equipment Co., Ltd. (“Guangzhou JIE”). None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

●	Cash

Cash consists of cash on hand and deposits in financial institutions which is readily available in checking and saving accounts. The Company maintains cash with various financial institutions in the PRC and are uninsured. The Company has not experienced any losses in bank account and believes it is not exposed to any risk on its cash held in bank accounts.

●	Accounts Receivable

Accounts receivable is arisen from revenues from contracts with customers and reported at its original amount less an allowance for expected credit losses. Accounts receivables original amount recorded at the invoiced amount with no interest bearing, due various in contractual payment terms, generally 30 to 90 days from delivery. Credit is granted based on management’s evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for any estimated credit losses resulting from the inability of its customers to make required payments. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

●	Advances To Suppliers

Advances to suppliers consist of prepayments to our vendors, such as outsource service, marketing promotion, parties. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from, and payments to, our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If we have difficulty receiving products from a vendor, we take the following steps: cease purchasing products from such vendor, ask for return of our prepayment promptly, and if necessary, take legal action. If all of these steps are unsuccessful, management then determines whether the prepayments should be reserved or written off. As of December 31, 2023 and 2022, the balance allowance for doubtful accounts was $0 and $0, respectively.

●	Inventories

Inventories consist of raw material and parts, work-in-progressing, and finished goods of the Company’s product, such as intelligence medicine or goods vending machine, health micro-consulting room. Inventories are stated at the lower of cost and net realizable value. Cost is determined using weighted average method. Net realizable value equal to the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company carries out physical inventory counts from time to time and at least once within a fiscal year. The Company reviews historical sales activity quarterly to determine excessive, slow moving items, and items that damage, physical deterioration, obsolescence to determine if evidence exists that the net realizable value of inventory is lower than its cost, if any, the difference shall be recognized as a loss in earnings in the period in which it occurs.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

●	Equipment and Vehicles

Equipment and vehicles are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Items	Expected useful lives	Residual value
Production line and equipment	3-10 years	0%
Office equipment	2-5 years	0%
Vehicle	3-5 years	0%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Intangible Assets

Intangible assets consist primarily of patent of patents of utility model and copyrights of software. Intangible assets are stated at cost less accumulated amortization and impairment, if any. Intangible assets are amortized using the straight-line method with the following estimated useful lives:

Expected useful lives
Utility model	10 years
Copyright	10 years

●	Impairment of Long-lived Assets

In accordance with the provisions of Accounting Standard Codification (“ASC “) Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

●	Leases

The Company stated lease transactions in accordance with the FASB ASC Topic 842 Leases.

Identify a lease

At inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange of a consideration. To assess whether a contract is or contains a lease, the Company assess whether the contract involves the use of an identified asset, whether it has the right to obtain substantially all the economic benefits from the use of the asset and whether it has the right to control the use of the asset.

Lease classification

Lease classification for leases under which the Company is a lessor is evaluated at lease commencement and leases not classified as sales-type leases or direct financing leases are classified as operating leases. Leases qualify as sales-type leases if the contract includes either transfer of ownership clauses, certain purchase options, a lease term representing a major part of the economic life of the asset, or the present value of the lease payments and residual guarantees provided by the lessee exceeds substantially all of the fair value of the asset. Additionally, leasing an asset so specialized that it is not deemed to have any value to the Company at the end of the lease term may also result in classification as a sales-type lease. Leases qualify as direct financing leases when the present value of the lease payments and residual value guarantees provided by the lessee and unrelated third parties exceeds substantially all of the fair value of the asset and collection of the payments is probable. There are not leases under which the Company is a lessor during the fiscal years of the accompanying financial statements.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Lease classification for leases under which the Company is a lessee is evaluated at lease commencement as finance or operating leases. Leases qualify as finance leases if the lease transfers ownership of the asset at the end of the lease term, the lease grants an option to purchase the asset that the Company is reasonably certain to exercise, the lease term is for a major part of the remaining economic life of the asset, or the present value of the lease payments exceeds substantially all of the fair value of the asset. Leases that do not qualify as finance leases are deemed to be operating leases.

In accordance with the FASB ASC Topic 842, the Company recognizes a right-of-use asset and a lease liability at the commencement date of the of the lease and recognizes in profit or loss the lease cost or expense during the lease term. As an accounting policy, the Company elect not to recognize a right-of-use asset and a lease liability to a short-term lease which with a term of 12 months or less, instead, recognizes the lease payments in profit or loss on a straight-line basis over the lease term. Variable lease payments recorded in earnings in the period in which the obligation for those payments is incurred. The Company generally uses an incremental borrowing rate as discount rate to measure its lease liabilities, as the rate implicit in the lease is typically not readily determinable. Certain lease agreements include renewal options that are under the Company’s control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option.

Right-of-use assets

The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and less any lease incentive received.

Lease liabilities

Lease liability is initially measured at the present value of the outstanding lease payments at the commencement date, discounted using the Company’s incremental borrowing rate. Lease payments included in the measurement of the lease liability comprise fixed lease payments, variable lease payments that depend on an index or a rate, amounts expected to be payable under a residual value guarantee and any exercise price under a purchase option that the Company is reasonably certain to exercise. Lease liability is measured at amortized cost using the effective interest rate method. It is re-measured when there is a change in future lease payments, if there is a change in the estimate of the amount expected to be payable under a residual value guarantee, or if there is any change in the Company assessment of option purchases, contract extensions or termination options.

●	Revenue Recognition

The Company adopted ASC Topic 606, Revenues from Contract with Customers (“ASC 606”) for all periods presented. Under ASC 606, revenue is recognized when control of the promised goods and services is transferred to the Company’s customers and the performance obligation was satisfied, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods and services transferred. The Company determines revenue recognition through the following steps:

●	Identify the contract with a customer;

●	Identify the performance obligations in the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract; and

●	Recognize revenue when (or as) the entity satisfies a performance obligation.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized as revenues when that performance obligation is satisfied by the control of the promised goods and services is transferred to the customers, which at a point in time or over time as appropriate.

The Company’s revenues consist primary of sales of machine, design and development software systems for customers base on the Company’s intelligent and communication technology, system installation and maintenances services.

The Company determined for each performance obligation identified at contract inception whether it satisfies the performance obligation over time or satisfies the performance obligation at a point in time. If an entity does not satisfy a performance obligation over time, the performance obligation is satisfied at a point in time.

The Company recognizes revenues from sales of machine at the point in time when the Company has transferred physical possession of the goods to the customer and the customer has accepted the goods, therefore, indicating as control of the goods has been transferred to the customer.

The Company determined each performance obligation identified from contract with customer of design and development software systems and contracts from system installment and maintenance at the inception of each contract whether it satisfied over time of at point in time. During the years ended December 31, 2023 and 2022, all the performance obligation identified from the contracts are satisfied at point in time and its related revenues are recognized at point in time.

●	Contract Balances

When a contract with customers has performed, the Company presents the contract in the consolidated balance sheet as a contract asset or a contract liability, depending on the relationship between the Company’s performance and the customer’s payment.

Contract assets or accounts receivable

A contract asset is the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer. A receivable is recorded when the Company has an unconditional right to consideration. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. The Company does not have material contract assets.

Contract liabilities

The contract liability represents the billings or cash received for goods or services in advance of revenue recognition which is recognized as revenue when all of the Company’s revenue recognition criteria are met. The Company presents contract liabilities in its financial statements as advances from customers.

●	Cost of Revenue

Cost of revenue consists primarily of material costs, direct labor, depreciation, and manufacturing overhead, which are directly attributable to the manufacture of products and other costs directly related to rendering of services or projects performance.

●	Advertising Expenses

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $82,318 and $583 of advertising and promotional expenses for the years ended December 31, 2023 and 2022, respectively.

●	Research and Development Expenses

Research and development expenses consist primarily of salary and welfare for research and development department personnel and materials used for research. The Company stated $189,266 and $283,043 as research and development expenses for the years ended December 31, 2023 and 2022, respectively.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

●	Comprehensive Income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income Taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended December 31, 2023 and 2022, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

●	Value Added Tax

Sales revenue represents the invoiced value of goods, net of Value-Added Tax (“VAT”). All of the Company’s goods or services are sold in the PRC and are subject to a VAT on the gross sales price. The VAT rates range from 6% to 13%, depending on the type of goods or services sold. The VAT may be offset by qualified VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company’s subsidiaries in PRC were required to file VAT tax return each month. The Company recorded a VAT payable net of payments if VAT payable on the gross sales is larger than VAT paid by the Company on purchase of materials or finished goods, on the contrary, the Company recorded VAT deductible, VAT deductible can be used to deducted VAT payable in the future.

●	Income (Loss) Per Share

The Company calculates income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income (loss) attributable to the holders of common shares by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Foreign Currencies Translation

The reporting currency of the Company is the United States Dollar (“US$”). The Company’s subsidiaries in the PRC maintain their books and records in their local currency, the Renminbi Yuan (“RMB”), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

In general, for consolidation and reporting purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date, equity accounts are translated at its historical rates; Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective years:

	2023	2022
Year-end RMB:US$1 exchange rate	7.0999	6.8972
Annual average RMB:US$1 exchange rate	7.0809	6.7290

●	Related Parties

The Company adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related parties include: (a) Affiliates of the entity, who directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity; (b) Entities for which investments in their equity securities would be required to be accounted for by the equity method by the investing entity; (c) Trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) Principal owners, who record or known beneficial owners of more than 10 percent of the voting interests, of the entity and members of their immediate families; (e) Management of the entity and members of their immediate families; (f) Other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. The Company disclose all material related party transactions.

●	Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company’s chief operating decision maker has been identified as the CEO who reviews consolidated results of the Company when making decisions about allocating resources and assessing performance. The Company is domiciled in the United States while its mainly business operation is within the PRC and earns majority of the revenues from external customers attributed from the PRC. As a whole and hence, the Company has only one operating segment for the years ended December 31, 2023 and 2022, respectively.

●	Fair Value Measurement

The Company follows the guidance of the FASB ASC Topic 820-10, “Fair Value Measurements” (“ASC 820”), to address fair value measurement with respect to financial assets and liabilities. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs are:

Level 1: Observable inputs that reflect unadjusted quoted prices for identical instruments traded in active markets;

Level 2:	Include other observable inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, other observable inputs other than quoted price and market corroborated inputs; and

Level 3:	Unobservable inputs that are supported by little or no market activity.

ASC 820 describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach; (2) income approach; and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advance to suppliers, prepaid expenses and other current assets, bank loans, accounts payable, amount due from/to related parties, and accrued expenses and other current liabilities. The carrying values of these financial instruments approximate their fair values due to their short-term maturities. The carrying amount of the long-term borrowing approximates its fair values since it bears an interest rate which approximates market interest rate.

●	Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued a new standard to improve reportable segment disclosures. The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us beginning with our annual reporting for fiscal year 2025 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our segment disclosures.

In December 2023, the FASB issued a new standard to improve income tax disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will be effective for us beginning with our annual reporting for fiscal year 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our income tax disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated balance sheets, consolidated statements of income and consolidated statements of cashflows.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	VARIABLE INTEREST ENTITY AND OTHER CONSOLIDATION MATTERS

On November 30, 2023, the Company and Yongzhou JIT closed a reverse acquisition and then, Laidian, an indirectly wholly-owned subsidiary of JRSIS, entered into four agreements with Yongzhou JIT and Guangzhou JIE (the “Management Agreements”). The key terms of these Management Agreements are summarized in Note 1 - Organization and Business Background of previous notes to these financial statements.

In accordance with FASB ASC 810, Variable Interest Entity (“VIE”) is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Laidian is deemed to have a controlling financial interest and be the primary beneficiary of Yongzhou JIT under the term of Management Agreements, because it has both of the following characteristics:

1.	power to direct activities of Yongzhou JIT that most significantly impact its economic performance, and

2.	obligation to absorb losses of the entity that could potentially be significant to Yongzhou JIT or right to receive benefits from the entity that could potentially be significant to Yongzhou JIT.

In addition, as all of these Management Agreements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these Management Agreements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these Management Agreements, it may not be able to exert effective control over Yongzhou JIT and its ability to conduct its business may be materially and adversely affected.

All of the Company’s main current operations are conducted through Yongzhou JIT. Current regulations in China permit Yongzhou JIT to pay dividends to the Company only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of Yongzhou JIT to make dividends and other payments to the Company may be restricted by factors including changes in applicable foreign exchange and other laws and regulations.

In the opinion of management, (i) the corporate structure of the Company is in compliance with existing PRC laws and regulations; (ii) the Management Arrangements are valid and binding, and do not result in any violation of PRC laws or regulations currently in effect; and (iii) the business operations of Laidian and the VIE are in compliance with existing PRC laws and regulations in all material respects.

However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the Company cannot be assured that PRC regulatory authorities will not ultimately take a contrary view to the foregoing opinion of its management. If the current corporate structure of the Company or the Management Arrangements is found to be in violation of any existing or future PRC laws and regulations, the Company may be required to restructure its corporate structure and operations in the PRC to comply with changing and new PRC laws and regulations. In the opinion of management, the likelihood of loss in respect of the Company’s current corporate structure or the Management Arrangements is remote based on current facts and circumstances.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the major classes of assets and liabilities of VIE in the PRC are included in the consolidated financial statements as of December 31, 2023 and 2022 consist of the following:

	As of December 31,
	2023	2022
Current assets:
Cash	$108,958	$158,813
Accounts receivable, net	714,658	683,452
Accounts receivable, net - related parties	121,086	187,794
Advances to suppliers	345,961	46,954
Amount due from related parties	1,620	-
Inventories	455,240	562,015
Prepayments and other receivables	77,211	24,600
Total current assets	1,824,734	1,663,628

Non-current assets:
Deferred tax assets	-	4,576
Property, plant and equipment, net	50,025	62,223
Intangible assets, net	257,334	303,195
Right of use assets	3,277	7,686
Total assets from VIE	2,135,370	2,041,308

Current liabilities:
Short-term loans	983,007	1,575,780
Long-term loans due within one year	18,713	49,709
Accounts payable, trade	540,086	272,243
Accounts payable, trade-related parties	261,200	3,625
Advances from customers	218,313	10,130
Amount due to related parties	5,761	-
Taxes payable	18,845	73,301
Other payables and accrued liabilities	221,869	110,109
Finance lease liabilities, current	-	5,930
Operating lease liabilities, current	3,277	6,589
Total current liabilities	2,271,071	2,107,416
Non-current liabilities
Long-term loans - noncurrent portion	24,950	-
Operating lease liabilities, non-current	-	2,235
Total liabilities	2,296,021	2,109,651

The summarized operating results of the VIE in the PRC included in the Company’s consolidated financial statements consist of the following:

	For the Years ended December 31,
	2023	2022
Revenues	$3,461,933	$1,719,130
Cost of revenues	2,978,882	1,692,919
Gross profit	483,051	26,211

Operating expenses	671,564	710,987
Other income	102,976	11,516
Loss before income taxes	(85,537)	(673,260)

Income taxes	8,975	-
Net loss from operations	$(94,512)	$(673,260)

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023 and 2022, the VIE had not incurred any amount due from non-VIE subsidiaries of the Company.

As of December 31, 2023 and 2022, the VIE had not incurred any amount due to non-VIE subsidiaries of the Company.

All material related party transactions are disclosed in Note 12 or elsewhere in these consolidated financial statements. For the years ended December 31, 2023 and 2022, the VIE have not entered into any transaction with other subsidiaries that are not VIEs. If and when such transactions incur, such transactions would be eliminated upon consolidation.

Under the Management Agreements, the Company has the power to direct activities of the VIE and can have assets transferred out of the VIE under its control. Therefore, the Company considers that there is no asset in any of the VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves. As the VIE is incorporated as limited liability companies under the Company Law of the PRC, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the VIE.

The Company and its directly and indirectly wholly owned subsidiaries, JRSIS-BVI, Runteng and Laidian do not have any substantial assets or liabilities or result of operations. They were incorporated for the purpose of providing a corporation structure for the Yongzhou JIT to be listed in the market and to raise additional capital for its development.

5.	ACCOUNTS RECEIVABLE

The accounts receivable, excluded accounts receivable from related parties, consisted of the following:

	As of December 31,
	2023	2022
Accounts receivable, cost	$714,658	$683,452
Less: allowance for credit loss	-	-
Accounts receivable, net	$714,658	$683,452

The Company did not record any allowance for credit loss of accounts receivable for the years ended December 31, 2023 and 2022.

6.	INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2023	2022
Raw materials and parts	$302,322	$329,335
Working-in-progressing	128,900	229,032
Finished goods	212,364	241,099
Subtotal	643,586	799,466
Less: impairment allowance	(188,346)	(237,451)
Inventories, net of allowance for impairment	$455,240	$562,015

The Company accrued allowance for impairment of inventories $0 and $0 for the years ended December 31, 2023 and 2022, respectively. During year ended December 31, 2023, there were $42,439 of allowance for impairment of inventories transferred out due to disposal of part of impaired inventories.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables present the amount the Company prepay for deposit payment for leases and utilities, security deposits of certain contracts, advances to employees for ordinary business purpose for the company which might reimburse or return from the employee, VAT deductible and advances for employee’s social security payments. The table below set forth the details categories balances as of December 31, 2023 and 2022.

	As of December 31,
	2023	2022
Deposits	$20,981	$22,034
Advances to personnel	1,408	2,566
VAT deductible	51,714	-
Other receivables	3,108	-
	77,211	24,600
Less: allowance for doubtful accounts	-	-
Prepayments and other receivables, net	$77,211	$24,600

Management evaluated the recoverable value of these balances periodically accordingly to the Company’s credit policy and allowance for credit loss, if any. For the years ended December 31, 2023 and 2022, the Company recorded allowance of the credit loss of prepayment and other receivables of $0 and $0, respectively.

8.	EQUIPMENT AND VEHICLE

Equipment and vehicle consisted of the following:

	As of December 31,
	2023	2022
Production line and equipment	$108,116	$105,084
Office equipment and furniture	32,757	128,305
Transportation instrument	6,703	7,436
	147,576	240,825
Less: accumulated depreciation	(97,552)	(178,602)
Equipment and vehicle, net	$50,024	$62,223

The Company recorded depreciation expense on the equipment and vehicle for the years ended December 31, 2023 and 2022 were $16,510 and $4,352, respectively. No impairment loss recognized during the years ended December 31, 2023 and 2022.

9.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of December 31,
	2023	2022
Utility model	$41,722	$42,949
Copyright	330,327	340,034
	372,049	382,983
Less: accumulated amortization	(114,715)	(79,788)
Land use right, net	$257,334	$303,195

The Company recorded amortization expense on these intangible assets for the years ended December 31, 2023 and 2022 were $37,305 and $39,256, respectively.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The estimated amortization expense on these intangible assets in the next five years and thereafter is as follows:

Year ending December 31:

2024	$37,205
2025	37,205
2026	37,205
2027	37,205
2028	37,205
Thereafter	71,309

Total:	$257,334

10.	LEASES

The following consisted of leases under which the Company is a lessee.

Finance Lease

In March 2020 and April 2020, the company leased two equipment from Ping’an International Finance Lease Co., Ltd. (“the Lessor”). Under the terms of the lease agreements, from April 2020 and 2021, the Company was committed to make lease payments of approximately $1,768 and $929 per month for 23 months. The equipment was used for production. The implicit interest rate, which determined the rental fee after fair value was amortized, was calculated at 4.75%, which is the benchmark interest rate announced by The People’s Bank of China. After the completion of all payments, the ownership of the lease item will be transferred to the company. These two leases matured by April 2022 and underlying equipment has fully depreciated by then.

Operating Lease

In October 2022, the Company entered in a lease contract to lease five dormitories room for the use as dormitory of staffs. The lease term is about 24 months from October 2022 to September 2024. the Company should inform the lessor 30 days in advance to the end of the contract if the Company would like to continue to lease the dormitory room and the leased space and price will be re-negotiated and agreed by the two parties in the circumstance at that time. The lease payments are US$369 (appropriate RMB2,615) per month and payable quarterly in advance. At the inception of the lease contract, the Company could not conclude that it will renew the lease contract in the same terms.

Short-term Lease

On May 2022 and May 2023, respectively, the Company enter into lease contracts to rent a plant area for use of its product manufacture, laboratory for research and development and production office (“Plant Leases”). Plant leases were renewed every year upon re-negotiation the lease term with the lessor. Each Plant Lease with a lease term of 12-months vary of the plant sizes and unit rental fee, each Plant Lease should be treated as a separately lease agreement. The Company elected not to recognize a right-of-use asset and lease liability requirement to these leases, because it has a lease term of 12 months or less. The Company recognized the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023 and 2022, the Company stated the following amounts in the Company’s balance sheets:

	As of December 31,
	2023	2022
Assets
Right-of-use assets	$3,277	$7,686
Total	$3,277	$7,686

Liabilities
Finance lease liabilities-current	$-	$5,930
Operating lease liabilities-current	3,277	6,589
Finance lease liabilities-non-current	-	-
Operating lease liabilities-non-current	-	2,235
Total of leases liabilities	$3,277	$14,754

The following illustrated quantitative disclosure information for the Company as a lessee for the years ended December 31, 2023 and 2022:

	For the Years ended December 31,
	2023		2022
Lease Cost:
Finance lease cost	$		$
Amortization of right-of-use assets		-		9,065
Interest on lease liabilities		-		232
Operating lease cost		4,432		4,663
Short-term lease cost		74,765		78,675
Variable lease cost		-		-
Sublease income		-		-
Total lease cost		$79,197		$92,635

Other information
(Gain) and losses on sale and lease back transactions, net		$-		$-
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases		$-		$-
Operating cash flows from operating leases		$(5,534)		$-
Financing cash flow from finance leases		$-		$-
Right-of-use assets obtained in exchange for new finance lease liabilities		$-		$-
Right-of-use assets obtained in exchange for new operating lease liabilities		$-		$8,740
Weighted-average remaining lease term – finance leases		-		-
Weighted-average remaining lease term – operating leases		0.75		1.75
Weighted-average discount rate – finance leases		-		4.75%
Weighted-average discount rate – operating leases		4.75%		4.75%

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table is a maturity analysis of it operating lease liabilities that showing the minimum annual undiscounted cash flows the Company will be paid made in the following five years and total of thereafter as of December 31, 2023:

2024	$3,315
2025	-
2026	-
2027	-
2028	-
Thereafter	-
Total of undiscounted cash flows	3,315
Less interest accrued	38
Operating lease liabilities	$3,277

11.	REVENUES

The Company’s revenues classified into two sources, including 1) sales of intelligent terminal, such as medicine vending machine, that the Company self-manufactured and assembled in its plant, and 2) services rendered, such as installment and maintenance terminal system, designing and development of intelligent system to its customers. Goods and services that the Company transferred deriving its revenues are all based on the Company’s intelligent technology.

The Company derived its revenues from both third-party customers and related party customer. Guangzhou JIE, the legal parent of Yongzhou JIT in the PRC and both under the common control of Linhai Zhu, the CEO of the Company, generally purchases certain machine from Yongzhou JIT and resales to its customers, and also had Yongzhou JIT to provided instalment and maintenance service for its customers from time to time and pays case by case under a negotiated range of charge rate to Yongzhou JIT. ending customers of the Company’s goods and services mainly includes medicine service organization, business entities and local government.

All customers are within the PRC and all revenues derived within the PRC for the year ended December 31, 2023 and 2022.

The following table set forth quantitative information related to revenue for the year ended December 31, 2023 and 2022:

	For the Years ended December 31,
	2023	2022
Revenues:
Goods sold directly to third parties	$336,612	$133,602
Goods sold to related parties	773,499	1,335,401
Total revenue from goods sold	1,110,111	1,469,003
Service rendered directly to third parties	1,392,558	250,127
Service rendered to related parties	959,264	-
Total revenue from service rendered	2,351,822	250,127

Total revenues	$3,461,933	$1,719,130

Cost of revenues:
Goods sold directly to third parties	$326,969	$132,266
Goods sold to related parties	551,688	1,328,724
Total cost of revenue from goods sold	878,657	1,460,990
Service rendered directly to third parties	1,341,041	231,929
Service rendered to related parties	759,184	-
Total cost of revenue from service rendered	2,100,225	231,929

Total cost of revenues	$2,978,882	$1,692,919

Gross profit	$483,051	$26,211

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Related parties:

The following related parties involved in transactions with the Company or has ending balance during and as of December 31, 2023 and 2022.

Name of related parties	Relationship
Guangzhou Jumi Intelligent Equipment Co., Ltd. (“Guangzhou JIE”)	The legal parent of Yongzhou JIT in the PRC and under common control of Linhai Zhu.
Kangmi Yaolian (Guangzhou) Wulinwang Co., Ltd.	Guangzhou JIE held 15% equity interest of this company and Linhai Zhu also the CEO of this company.
Shanghai Jiuchenbengou Information and Technology Co., Ltd.	Guangzhou JIE held 18% equity interest of this entity and Guangzhou JIE had significant influence on this company’s operation and financing activities.
Guangzhou Jumi Intelligent Equipment Co., Ltd. Changsha Branch	Guangzhou JIE held 100% of this entity.
Yongzhou Jingmi Health Technology Co., Ltd.	Guangzhou JIE directly and indirectly held 51% equity interest of this entity and under the control of Guangzhou JIE and Mr. Linhai Zhu
Linhai Zhu, his spouse Mei Liu	Linhai Zhu is the CEO of the Company and a majority shareholder of the Company.
Zhuowei Zhong	One of the Company’s directors and the CEO of the Company until November 30, 2023.
Lugeng Zhou	The General Manager of Yongzhou JIT

Accounts receivable, net – related parties

Accounts receivable, net – related parties consisted of the following:

	As of December 31,
Name of related parties:	2023	2022
Guangzhou Jumi Intelligent Equipment Co., Ltd. (1)	$-	$75,982
Kangmi Yaolian (Guangzhou) Wulinwang Co., Ltd. (2)	65,100	67,013
Shanghai Jiuchenbengou Information and Technology Co., Ltd. (2)	41,902	43,133
Guangzhou Jumi Intelligent Equipment Co., Ltd. Changsha Branch (2)	-	1,666
Yongzhou Jingmi Health Technology Co., Ltd. (2)	14,084	-
	$121,086	$187,794

(1)	the amount presents the net balance of accounts receivable from goods sold to and accounts payable to intangible assets purchased from Guanzhou Jumi Intelligent Equipment Co., Ltd.

(2)	Amounts derived from the accounts receivable of goods sold to such parties for current and prior periods.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amount due from related parts

	As of December 31,
Name of related parties:	2023	2022
Lugeng Zhou (1)	$494	$-
Yongzhou Jingmi Health Technology Co., Ltd. (2)	1,126	-
	$1,620	$-

(1)	The balance was the interest due from Mr. Lugeng Zhou, Yongzhou JIT’s general manager.

(2)	The balance is the amount that Yongzhou JIT paid to Yongzhou Jingmi Health Technology Co., Ltd. for utility.

Accounts payable – related parties:

	As of December 31,
Name of related parties:	2023	2022
Yongzhou Jingmi Health Technology Co., Ltd. (1)	$-	$3,625
Guangzhou Jumi Intelligent Equipment Co., Ltd. (2)	261,200	-
	$261,200	$3,625

(1)	Amount due to Yongzhou Jingmi Health technology Co., Ltd. was the amount payable for purchase from it as of December 31, 2022;

(2)	the amount presents the net balance of accounts receivable from goods sold and accounts payable to intangible assets purchased from Guanzhou Jumi Intelligent Equipment Co., Ltd.

Amount due to related parties

	As of December 31,
Name of related parties:	2023	2022
Linhai Zhu	$5,760	$-
Zhuowei Zhong	9,157	-
	$14,917	$-

Related parties’ transactions

Revenues recognized from goods and service transferred to related parties amount to $1,732,763 and $1,335,401, or 50% and 78% of total revenues, for the years ended December 31, 2023 and 2022 respectively.

Purchase of raw materials and software to be used in assembling of machine from related party amount to $819,209 and 647,422, or 31% and 37% of total purchase, for the years ended December 31, 2023 and 2022, respectively.

During 2022, Guangzhou JIE contributed capital amount to $894,997 to Yongzhou JIT. No capital contributed during 2023.

Guarantee provided by related parties consisted of the following:

On May 20, 2022, Linhai Zhu, his spouse Mei Liu and Guangzhou Jumi Intelligent Equipment Co., Ltd. provided guarantee for the short-term loan from Bank of China with outstanding balance of $507,452 as of December 31, 2022.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On July 20, 2022, Linhai Zhu, his spouse Mei Liu and Guangzhou Jumi Intelligent Equipment Co., Ltd. provided guarantee for the short-term loan from Postal Savings Bank of China with outstanding balance of $336,513 as of December 31, 2022.

On August 16, 2022, Linhai Zhu and his spouse Mei Liu provided guarantee for the short-term loan from China Construction Bank with outstanding balance of $579,945 as of December 31, 2023.

On June 29, 2023, Linhai Zhu, his spouse Mei Liu and Guangzhou Jumi Intelligent Equipment Co., Ltd. provided guarantee for the short-term loan from Bank of China with outstanding balance of $422,541 as of December 31, 2023.

13.	BANK LOANS

Short-term Loans

Short-term loans consist of the following:

	December 31,
	2023	2022
In July 2021, YZ JIT entered into a loan agreement with China Everbright Bank to borrow to US$289,973 (approximated RMB 2,000,000) with a fixed annual interest rate at 5.88%, originally maturity on July 18, 2022. YZ JIT repaid US$138,104 (approximated RMB 952,530.96) during 2022 and extend the remaining loan principal amount to $151,869 (approximated RMB 1,047,469.04) till January 19, 2023 with the same interest rate.
This loan was secured by Linhai Zhu, the CEO of the Company, and his spouse Ms. Liu Mei and Guangzhou JIE., a related company under common control of Linhai Zhu.
The loan was full repaid by January 2023.	$-	$151,869

In May 2022, YZ JIT borrowed from Bank of China amount to US$507,452 (approximated RMB 3,500,000) with a fixed annual interest rate at 4.10%, due on May 20, 2023. This loan was secured by Hunan Small and Medium-sized Enterprise Financing Guarantee Ltd., Linhai Zhu, the CEO of the Company, and his spouse Liu Mei and Guangzhou JIE., a related company under common control of Linhai Zhu. YZ JIT repaid the loan in full by the maturity date in May 2023.	-	507,452

In June 2023, YZ JIT borrowed from Bank of China amount to US$422,541 (approximated RMB 3,000,000) with a fixed annual interest rate at 3.80%, due on June 29, 2024. This loan was secured by Mr. Linhai Zhu, the CEO of the Company, and his spouse Ms. Liu Mei and Guangzhou JIE., a related company under common control of Linhai Zhu.	422,541	-

In August 2022, YZ JIT borrowed from China Construction Bank amount to US$579,945 (approximated RMB 4,000,000) with a fixed annual interest rate at 4.50%, originally maturity on August 16, 2023. YZ JIT repaid RMB 20,746.58 during 2023 and extended the remaining loan principal amount to US$560,466 (approximated RMB3,979,253.42) till August 16, 2024 with the annual interest rate of 4.75%. This loan was secured by Mr. Linhai Zhu, the CEO Company, and his spouse Ms. Liu Mei and Guangzhou JIE, a related company under common control of Linhai Zhu.	560,466	579,945

On July 20, 2022, YZ JIT borrowed from Postal Saving Bank of China amount to US$336,513 (approximated RMB 2,321,000) with a fixed annual interest rate at 4.90% due on July 21, 2023. This loan was secured by secured by Mr. Linhai Zhu, the CEO of the Company, and his spouse Ms. Liu Mei and Guangzhou JIE., a related company under common control of Linhai Zhu. This loan was guaranteed by Yongzhou Xiaoxiang Financing Guarantee Co., Ltd. and Hunan Financing Re-guarantee Co., Ltd. YZ JIT fully repaid the loan in July 2023.	-	336,514

Total	$983,007	$1,575,780

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Long-term loans

Long-term loans consist of following:

	December 31,
	2023	2022
In December 2021, YZ JIT entered into a loan agreement with Shenzhen Qianhai Webank to borrow US$86,992 (approximated RMB 600,000) with a fixed annual interest rate at 7.20%, repay in installment due on December 12, 2023.	$-	$49,709

In December 2023, YZ JIT and Shenzhen Qianhai Webank entered into a loan agreement to borrow RMB 310,000 (approximated US$43,663) with a fixed annual interest rate at 6.0653%, repay in installment due on December 12, 2025.	43,663	-
Subtotal of long-term loans	43,663	49,709
Less: long-term loans - current portion	(18,713)	(49,709)
Long-term loans – noncurrent portion	$24,950	$-

The Company borrowed all bank loans for the use of working capital in the normal course of ordinary business. For the years ended December 31, 2023 and 2022, the Company recorded interest expense on bank loans amounted to $52,569 and $64,709, respectively.

14.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2023	2022
Salary payable	$58,243	$26,964
Short-term lease payable (1)	39,147	19,189
Accrued operating expenses (2)	114,759	-
Social security payable	-	2,433
Other payables	9,720	61,523
	$221,869	$110,109

(1)	The Company elected short-term lease accounting policy to record the lease of it plant area which did not recognized right-of-use assets and lease liabilities. The short-term lease payable represents the amount that lease payment was due and outstanding as of the balance sheet day.

(2)	Accrued operating expenses included audit fee, consulting fee, services fee and utilities expenses that incurred in the ordinary course of the company’s operation.

15.	NON-CONTROLLING INTERESTS

YZ JIT is the Company’s majority-owned subsidiary, which is consolidated in the Company’s financial statements with a non-controlling interest (“NCI”) recognized. The Company held an 85.53% interest in YZ JIT as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, NCI in the consolidated balance sheet was ($23,246) and ($9,890), respectively. For the year ended December 31, 2023, the comprehensive loss attributable to shareholders’ equity and NCI is ($79,028) and ($13,356), respectively. For the year ended December 31, 2022, the comprehensive loss attributable to shareholders’ equity and NCIs is ($530,346) and ($89,725), respectively.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	TAXATION

Income Taxes

United States of America

JRSIS is registered in the State of Florida and is subject to the tax laws of United States of America.

The Company has no tax position at December 31, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2023. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

As of December 31, 2023, the operations in the United States of America incurred $23,233,689 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2043, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $4,879,075 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands (“BVI”)

The Company subsidiaries, JRSIS Health Care Limited, are incorporated in BVI and is not subject to tax on income or capital gain. In addition, payments of dividends by the Company to their shareholders are not subject to withholding tax in the BVI.

Hong Kong

The Company’s subsidiaries, Runteng Medical Group Company Limited, are incorporated in Hong Kong and has no operating profit or tax liabilities during the period. Runteng are subject to tax at 16.5% on the assessable profits arising in or derived from Hong Kong.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2023 and 2022 from our continuing operation is as follows:

	For the Years ended December 31,
	2023	2022

Loss before income taxes from PRC operation	$85,537	$673,260
Statutory income tax rate	25%	25%
Income tax benefit (expense) at statutory rate	21,384	168,315
Tax effect of non-deductible items	4,518	-
Valuation allowance of deferred tax assets	25,841	168,315
Income tax expense	$(8,975)	$-

Value-Added Tax and Other Withholding and Other Levies

The Company’s goods and services are sold in the PRC and are subject to Value-added tax (“VAT”) on the gross sales price. The VAT rates range from 6% to 13%, depending on the type of goods or services sold. The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company’s subsidiaries in PRC were required to file VAT tax return each month to qualify the VAT paid and calculate VAT payable. The Company recorded a VAT payable net of payments if VAT payable on the gross sales is larger than VAT paid by the Company on purchase of materials or finished goods, on the contrary, the Company recorded VAT deductible in the accompanying financial statements net of any VAT payable at the end of reporting periods.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is also subject to other levies such as stamp tax, unban construction tax, and additional education tax which are charged by local governments. The rate of such levies is small and varies among the different jurisdictions in which the Company does business. The Company also acts as the personal income tax withholding agent for the salaries paid its employees.

The following table provided details of taxes payable as of December 31, 2023 and 2022

	As of December 31,
	2023	2022
VAT payable	$15,830	$67,492
Corporation income tax	969	1,435
Withholding personal tax	176	475
Other levies	1,870	3,899
Total taxed payables	$18,845	$73,301

17.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2023 and 2022:

	For the Years ended December 31,
	2023	2022
Numerator:
Loss attributable to common shareholders	$(80,912)	$(575,839)
Denominator:
Weighted average common shares outstanding – Basic and diluted	77,253,156	61,334,331

Loss per shares – basic and diluted	$(0.001)	$(0.009)

18.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue preferred stock 2,000,000 shares, $0.0001 par value, nil issued and outstanding as of December 2023 and 2022.

The Company is authorized to issue 100,000,000 shares of common stock, $0.0001 par value. As of November 30, 2023 immediately before the closing of the Reverse Acquisition as described in NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND, the Company has 5,836,666 shares of common stock issued and outstanding. To affect the closing of the Reverse Acquisition, the Company issued 76,757,439 shares of its common stock to Jumi GCL which is a holding company owned by Linhai Zhu, Yulin IGP and Jumi IIP, who are the beneficial owners of 85.53% of Guangzhou JIE that adopted the underlying Reverse Acquisition, as of December 31, 2023, the common shares issued and outstanding are 82,594,105 shares.

19.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries of the Company in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. These benefits are required to accrue for, based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were approximately $5,925 and $12,994 for the years ended December 31, 2023 and 2022, respectively.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	STATUTORY RESERVES

Under the PRC Law the Company’s subsidiaries and VIE are required to make appropriations to the statutory reserve based on after-tax net earnings which determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. The Company’s subsidiaries and VIE have not been made earnings determined in PRC GAAP, there were not any statutory reserves made until December 31, 2023.

21.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risks:

(a)	Major customers

For the year ended December 31, 2023, customers accounted for 10% or more of the Company’s total revenues and its related outstanding accounts receivable as at the year-end dates are presented as follows:

	For Year ended December 31, 2023		December 31, 2023
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,717,820	50%	$-
Customer B	799,387	23%	259,758
Customer C	379,709	11%	42,254

	$2,896,916	84%	$302,012

For the year ended December 31, 2022, there was one customer accounted for 10% or more of the Company’s total revenues, which amount to 1,335,401, or represented 78% of total revenues. The ending accounts receivable of this customer was $75,982.

(b)	Major vendors

For the year ended December 31, 2023, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2023		December 31, 2023
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$866,002	33%	$333,873
Vendor B	819,209	31%	261,200

	$1,685,211	64%	$595,073

For the year ended December 31, 2022, there was one vendor who accounted for 10% or more of the Company’s purchases, which purchase in the amount of $615,247, or represented 23% of total purchases for this year. No ending balance of accounts payable of this vender.

JRSIS HEALTH CARE CORPORATION.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(c)	Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from bank loans. The Company manages interest rate risk by varying the borrowing and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2023, bank loans were at fixed rates.

(e)	Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(f)	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operation may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The slowdown of the growth of the PRC’s economy might has adversely effect on our current business and future developments if we would not catch the opportunities of the increasing demand of intelligent machine from the development of the general social economy.

The Company’s operations in the PRC are subject to special considerations. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

22.	SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Subsequent to the date the financial statements were available to be issued. There was no subsequent event that would require disclosure to or adjustment to the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2023. Based on this evaluation, Management determined that the following material weakness existed in our internal control over financial reporting:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2023 for the purposes described in this paragraph.

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

As of December 31, 2023, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the three material weaknesses identified above under the heading “Evaluation of Disclosure Controls and Procedures.”

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2023.

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

Item 9B. Other Information.

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

On November 30, 2023, JRSIS issued shares of common stock representing 92.9% of the outstanding shares to Jumi Group Company, Ltd. (“Jumi GCL”), a holding company owned by Linhai Zhu, and others. The shares were issued in consideration of the entry by Yongzhou Jumi Intelligent Technology Co., Ltd. (“Yongzhou Jumi”) into agreements with a subsidiary of JRSIS named Laidian Technology (Zhongshan) Co. Ltd. (“Laidian”) that gave Laidian extensive control over the operations of Yongzhou Jumi, 85.53% of which is owned by the owners of Jumi GCL. In connection with that transaction, all of the officers and directors of JRSIS resigned from their positions, except that Zhuowei Zhong remained on the Board and became Secretary. The resigning executives were replaced in all positions by Linhai Zhu.

The following table sets forth certain information concerning our current directors and executive officers:

Name	Age	Position	On Board Periods
Linhai Zhu	48	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer,	Since November 2023
Zhuowei Zhong	51	Secretary and Director	Since April 2022

Zhu, Linhai. Mr. Zhu has been appointed to the Board and to the positions of Chief Executive Officer and Chief Financial Officer to bring his experience in corporate management and financial management. Mr. Zhu currently serves as Director and Chief Executive Officer of Guangzhou Jumi Intelligent Equipment Co., Ltd. Previously, from 2013 through 2016, Mr. Zhu was employed as Chief Executive Officer of Shanghai Jumi Media Ltd. From 2006 to 2013 Mr. Zhu was employed as Chief Executive Officer of Guangzhou Runxintang Beverage and Food Co., Ltd. In each of his current and prior positions, Mr. Zhu was responsible for general management of his employer. Mr. Zhu was awarded a Master’s Degree in Business Administration (2012) and a Doctor of Philosophy degree (2018) by Tongji University.

Zhong, Zhuowei, Mr. Zhong has been appointed to the Board to bring his extensive experience in corporate management, and his familiarity with U.S. securities laws and practices. Mr. Zhong also serves as Chairman of Laidian, and is responsible for providing the management services that Laidian has committed to provide to Yongzhou Jumi. Since 2017 Mr. Zhong has served as Chairman of Zhongshan Wanqi Investment Consulting Co., Ltd. Mr. Zhong holds a Master’s Degree in Business Administration awarded by Tsinghua University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The following officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports identified below that were required by Section 16(a) of the Exchange Act during the year ended December 31, 2023:

●	Linhai Zhu – failed to file one Form 3

Item 11. Executive Compensation.

Executive Compensation

The table below sets forth the annual compensation paid or accrued by the Company for payment to that individual during the Company’s last two fiscal years. There is no employee of the Company whose annual compensation for any of the past two fiscal years exceeded $100,000, except that stock compensation issued to Zhuowei Zhong during 2022 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards		Total
Linhai Zhu, CEO(1)	2023	$—	—	—		$—

Huang Zhifei, CEO(1)	2023	$—	—	—		$—
	2022	$—	—	—		$—

Zhuowei Zhong, President	2023	$—	—	$327,286	(2)	$327,286
	2022	$—	—	$245,465	(2)	$245,465

(1)	Linhai Zhu has served as Chief Executive Officer since November 30, 2023. Prior to that date, Huang Zhifei served as Chief Executive Officer.

(2)	JRSIS issued 3,913,000 shares of its common stock to Zhuowei Zhong in compensation for his undertaking to provide management services and financing in connection with the initiation of operations of Laidian. These shares had a negotiated value of $1,056,510. $74,652 of that sum was treated as reimbursement for Mr. Zhong’s contribution of Laidian’s paid in capital. The remaining $981,858 was classified as share-based compensation and capitalized as a deferred expense to be amortized over the three years commencing in April of 2022. For the year ended December 31, 2023, the Company recorded $327,286 compensation expense, and for the nine months ended December 31, 2022, the Company recorded $245,465 compensation expenses.

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

The percentage ownership information shown in the table below is calculated based on 82,594,098 shares of our common stock issued and outstanding.

		Amount and
		Nature of
		Beneficial
Title of Class	Name of Beneficial Owner	Ownership		Percentage
Common Stock	Linhai Zhu	76,757,439		92.9%
	CEO, CFO, Chairman of the Board.	Indirect	(1)

Common Stock	Zhuowei Zhong	4,713,000		5.71%
	Secretary, Director	Direct

Common Stock	All officers and directors as a group (2 persons)	81,470,439		98.64%
	Secretary, Director	Direct

(1)	Shares attributed beneficially to Linhai Zhu represent shares owned of record by Jumi Group Company, Ltd., for which Linhai Zhu serves as President and is a controlling shareholder.

As a result of his control over Jumi Group Company, Ltd., which owns 92.9% of the Company’s outstanding shares, our Chairman will have significant influence to:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions since the beginning of the 2023 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”), except as follows:

On November 30, 2023, JRSIS issued shares of common stock representing 92.9% of the outstanding shares to Jumi Group Company, Ltd. (“Jumi GCL”), a holding company owned by Linhai Zhu, and others. The shares were issued in consideration of the entry by Yongzhou Jumi Intelligent Technology Co., Ltd. (“Yongzhou Jumi”) into agreements with a subsidiary of JRSIS named Laidian Technology (Zhongshan) Co. Ltd. (“Laidian”) that gave Laidian extensive control over the operations of Yongzhou Jumi, 85.53% of which is owned by the owners of Jumi GCL.

Independent Directors

No director will be considered “independent” unless the Board affirmatively determines that the director has no direct or indirect relationship with the Company that, in the opinion of JRSIS’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board of Directors has determined that neither of the two current members of the Board is independent.

Item 14. Principal Accounting Fees and Services.

We were billed by our independent public accounting firms, HHC, Centurion ZD CPA & Co. and ARK Pro CPA & Co. for the following professional services they performed for us during the years ended December 31, 2023 and 2022 as set forth in the table below.

	Year Ended December 31,
	2023	2022
Audit fees(1)	$114,000	$112,000
Audit-related fees(2)	$-	$6,429
Tax fees	$-	$-
All other fees	$-	$-

(1)	“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audits of our annual financial statements included in our Form 10-Ks and the reviews of the financial statements included in our Form 10-Qs performed by HHC and ARK Pro CPA & Co in 2023 and 2022, respectively.

(2)	“Audit-related Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for assurance and related services by the principal accountant that are traditionally performed by the principal accountant and which are “reasonably related to the performance of the audit or review of the registrant’s financial statements.” Operational audits would not be related to the audit or review of the financial statements and, therefore, the fees for these services should be included in “All Other Fees.” As required by the rules, the registrant would need to include a narrative description of the services included in the “All Other Fees” category.

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

Item 15. Exhibits, Financial Statements Schedules

Name	Exhibit
3.1	Articles of Incorporation of Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant – filed as an exhibit to the Current Report on Form 8-K filed on September 6, 2018 and incorporated herein by reference.
3.5	Certificate of Incumbency on January 22, 2014 (1)
4.6	Description of Common Stock – filed as an exhibit to the Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference.
10.1	Agreement on Establishment of Laidian Technology (Zhongshan) Co., Ltd. dated March 17, 2022 between JRSIS Health Care Corporation and Zhuowei Zhong – filed as an exhibit to the Current Report on Form 8-K filed on June 9, 2022 and incorporated herein by reference.
10.2	Agreement to Contract dated October 18, 2023 among JRSIS Health Care Corporation, Laidian Technology (Zhongshan) Co., Ltd., Zhuowei Zhong, Yongzhou Jumi Intelligent Technology Co., Ltd., Guangzhou Jumi Intelligent Equipment Co., Ltd., Linhai Zhu, Yulin Investment (Guangzhou) Partnership L.P., Jumi Intelligent Information Technology (Guangzhou) Partnership L.P. and Jumi Group Company, Ltd. – filed as an exhibit to the Current Report on Form 8-K filed on October 18, 2023.
10.3	Exclusive Business Cooperation Agreement between Laidian Technology (Zhongshan) Co., Ltd. and Yongzhou Jumi Intelligent Technology Co., Ltd.(2)
10.4	Equity Interest Pledge Agreement among Laidian Technology (Zhongshan) Co., Ltd., Yongzhou Jumi Intelligent Technology Co., Ltd. and Guangzhou Jumi Intelligent Equipment Co., Ltd.(2)
10.5	Exclusive Option Agreement among Laidian Technology (Zhongshan) Co., Ltd., Yongzhou Jumi Intelligent Technology Co., Ltd. and Guangzhou Jumi Intelligent Equipment Co., Ltd.(2)
10.6	Power of Attorney given by Guangzhou Jumi Intelligent Equipment Co., Ltd to Laidian Technology (Zhongshan) Co., Ltd.(2)
21	Subsidiaries of JRSIS *
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

(1)	Filed as an exhibit to our registration statement on Form S-1, as amended (File No. 333-194359) and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed on December 1, 2023, and incorporated herein by reference.

*	Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION

Date: April 26, 2024	By:	/s/ Linhai Zhu
Linhai Zhu
Chairman of the Board, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linhai Zhu	Chairman of the Board, Chief Executive Officer,	April 26, 2024
Linhai Zhu	Chief Financial Officer

/s/ Zhuowei Zhong	Director	April 26, 2024
Zhuowei Zhong