Form 10-Q
period 2024-03-31
JRSIS HEALTH CARE Corp
filed 2024-05-29
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 0-56013

JRSIS HEALTH CARE CORPORATION
(Exact name of registrant as specified in its charter)

Florida	46-4562047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Building 2, Youth Innovation and Entrepreneurship Park Xiaoxiang Science and Technology Innovation Center Yongzhou Economic and Technology Development Zone Hunan Province 425000 P.R. China
(Address of Principal Executive Offices) (Zip Code)

+86-760-88963658
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value	Not Applicable	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of March 31, 2024, the registrant had 84,598,650 shares of common stock, par value $.0001 per share, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$323,611	$118,114
Accounts receivable, net	603,022	714,658
Accounts receivable, net - related parties	100,376	121,086
Advances to suppliers	251,404	345,961
Amount due from related parties	2,631	1,620
Inventories	445,500	455,240
Prepayments and other receivables	89,278	77,211
Total Current Assets	1,815,822	1,833,890

NON-CURRENT ASSETS
Equipment and vehicles, net	46,193	50,024
Intangible assets, net	243,897	257,334
Right of use assets	2,161	3,277
Total Non-Current Assets	292,251	310,635
TOTAL ASSETS	$2,108,073	$2,144,525

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$1,368,261	$983,007
Long-term loans due within one year	24,534	18,713
Accounts payable, trade	496,793	540,086
Accounts payable, trade-related parties	66,922	261,200
Advances from customers	223,121	218,313
Amount due to related parties	5,665	14,917
Taxes payable	39,552	18,845
Other payables and accrued liabilities	169,938	221,869
Finance lease liabilities, current	-	-
Operating lease liabilities, current	2,161	3,277
Total Current Liabilities	2,396,947	2,280,227

Long-term loans - noncurrent portion	18,401	24,950
Operating lease liabilities, non-current	-	-
TOTAL LIABILITIES	2,415,348	2,305,177

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY

Preferred stock, $0.0001 par value; 2,000,000 shares preferred stock authorized; nil issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 84,598,650 and 82,594,105 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	8,460	8,259
Additional paid-in capital	3,174,217	3,154,373
Statutory reserves	-	-
Accumulated deficit	(3,588,254)	(3,442,898)
Accumulated other comprehensive income	145,644	142,860
Total JRSIS HEALTH CARE CORPORATION's equity	(259,933)	(137,406)
NONCONTROLLING INTERESTS	(47,342)	(23,246)
TOTAL EQUITY	(307,275)	(160,652)
TOTAL LIABILITIES AND EQUITY	$2,108,073	$2,144,525

The accompanying notes are an integral part of the unaudited consolidated financial statements

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For The Three Months Ended March 31,
	2024	2023
REVENUE	$500,420	$476,994
COST OF REVENUE	443,198	325,602
GROSS PROFIT	57,222	151,392

OPERATING EXPENSES:
Sales and marketing	106,762	12,341
General and administrative	101,112	31,232
Research and development	10,254	30,295
Total operating expenses	218,128	73,868

INCOME (LOSS) FROM OPERATIONS	(160,906)	77,524

OTHER INCOME (EXPENSE)
Interest income	67	303
Interest expense	(11,906)	(19,738)
Other income (expense)	2,797	3,329
Total other income (expense), net	(9,042)	(16,106)

INCOME (LOSS) BEFORE INCOME TAXES	(169,948)	61,418

PROVISION FOR INCOME TAXES	-	8,283

NET INCOME (LOSS)	(169,948)	53,135
Less: net income (loss) attributable to noncontrolling interest	(24,592)	7,689
NET INCOME (LOSS) ATTRIBUTABLE TO JRSIS HEALTH CARE CORPORATION	$(145,356)	$45,446

COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	$(169,948)	$53,135
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	3,280	(487)
TOTAL COMPREHENSIVE INCOME (LOSS)	(166,668)	52,648
Less: comprehensive income (loss) attributable to noncontrolling interest	(24,096)	7,619
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JRSIS HEALTH CARE CORPORATION	$(142,572)	$45,029

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	84,334,314	76,757,439

EARNINGS (LOSS) PER SHARE
Net income (loss) - basic and diluted	$(0.002)	$0.001

The accompanying notes are an integral part of the unaudited consolidated financial statements

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
	Common Stock		Additional		other
	Number of		Paid-in	Retained	comprehensive	Noncontrolling
	Shares	Par Value	capital	earnings	income	interest	Total
BALANCE, January 1, 2023	76,757,439	$7,676	$3,154,881	$(3,361,986)	$140,976	$(9,890)	$(68,343)
Issuance of common shares to acquired accounting acquiree	5,836,666	583	(508)	-	-	-	75
Net income		-	-	(80,912)	-	(13,676)	(94,588)
Foreign currency translation adjustments		-	-	-	1,884	320	2,204
BALANCE, December 31, 2023	82,594,105	8,259	3,154,373	(3,442,898)	142,860	(23,246)	(160,652)
Issuance of common shares	2,004,545	201	19,844	-	-	-	20,045
Net income		-	-	(145,356)	-	(24,592)	(169,948)
Foreign currency translation adjustments		-	-	-	2,784	496	3,280
BALANCE, March 31, 2024 (Unaudited)	84,598,650	$8,460	$3,174,217	$(3,588,254)	$145,644	$(47,342)	$(307,275)

The accompanying notes are an integral part of the unaudited consolidated financial statements

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(169,948)	$53,135
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	12,197	14,403
Right-of-use assets amortization	1,066	1,064
Lease liabilities interest expense	25	77
Inventories impairment (return)	(412)	(6,202)
Deferred income tax	-	4,613
Change in operating assets and liabilities
Accounts receivable	100,160	246,259
Accounts receivable - related parties	18,773	(144,085)
Advances to suppliers	89,181	(62,688)
Inventories	2,571	(145,871)
Prepayments and other receivables	(13,414)	(524)
Accounts payable	(34,439)	(14,903)
Accounts payable - related parties	(190,763)	37,374
Advances from customers	8,486	(3,136)
Taxes payable	21,115	(12,680)
Lease liabilities	(1,091)	(2,287)
Other payables and accrued liabilities	(48,444)	18,944
Net cash used in operating activities	(204,937)	(16,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Purchase of intangible assets	-	-
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from issuance of common shares	20,045	-
Proceeds from loans	403,422	-
Repayment of short-term loans	-	(166,210)
Amount financed from (to) related parties	(10,200)	23,035

Net cash provided by (used in) financing activities	413,267	(143,175)

EFFECT OF EXCHANGE RATE ON CASH	(2,833)	5,507

INCREASE (DECREASE) IN CASH	205,497	(154,175)

CASH AND CASH EQUIVALENTS, beginning of period	118,114	158,813

CASH AND CASH EQUIVALENTS, end of period	$323,611	$4,638

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$957	$1,447
Cash paid for interest expense, net of capitalized interest	$11,898	$16,569
NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES

The accompanying notes are an integral part of the unaudited consolidated financial statements

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Until March 31, 2022, Runteng owned 70% of the equity in Harbin Jiarun Hospital Co., Ltd. (“Jiarun”), a for-profit hospital incorporated in Harbin City of Heilongjiang, the People’s Republic of China in February 2006. The remaining 30% of the equity in Jiarun was owned by Junsheng Zhang, who is the Chairman of the Board of JRSIS Health Care Corporation until March 2022. On April 28, Runteng transferred its 70% equity interest in Jiarun to Zhang Junsheng (the “Spin-Off”). In exchange for the 70% interest in Jiarun, Zhang Junsheng transferred to Runteng 5,392,000 shares of JRSIS common stock. After the Spin-Off, JRSIS does not beneficially own any equity interest in Jiarun and will no longer consolidate Jiarun financial results with the financial results of JRSIS as on April 1, 2022.

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

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Description of subsidiaries and VIEs

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Effective interest held
JRSIS Health Care Corporation. (“JRSIS”)	State of Florida	Investment Holding	100%

JRSIS Health Care Limited. (“JRSIS-BVI”)	BVI	Investment Holding	100%

Runteng Medical Group Company Limited. (“Runteng” or “RT”)	Hong Kong, China	Investment Holding	100%

Laidian Technology (Zhongshan) Co., Ltd. (“Laidian”)	Zhongshan, China	Investment Holding	100%

Yongzhou Jumi Intelligent Technology Co., Ltd. (“Yongzhou JIT” or YZ JIT)	Yongzhou, China	Developing medical technology and producing equipment based on its technology	85.53% by Management Agreements

2.	GOING CONCERN UNCERTAINTIES

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended March 31, 2024, the Company incurred a significant net loss of $169,948, the recurring operating loss resulted in an accumulated deficit of $3,588,254 as of March 31, 2024. The Company generated cash outflow form its operation of $204,937 and $16,507 for the three months ended March 31, 2024 and 2023, the continuing cash outflows resulted a working capital deficit of $581,125 as of March 31, 2024. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its external financing, including bank loans and issuance of its shares to potential shareholders. Management believes that it can obtained additional bank loans and the issuance of common shares of the Company is available if the Company effort to do so, and (2) further implement management’s business plan to extend its operations and generate sufficient revenue and cash flows to meet its obligations. The Company’s operation is on the upward trend, and management believes that the Company’s operation can generate enough revenue and cash to meet its obligation in the normal course of business. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither any assurances to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of Presentation and Consolidation

These accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial information as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2023 previously filed with the SEC on May 26, 2024.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statements of the Company’s unaudited consolidated financial position as of March 31, 2024 and its unaudited consolidated results of operations for the three months ended March 31, 2024 and 2023, and its unaudited consolidated cash flows for the three months ended March 31, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

●	Reclassification

Certain prior period balances were reclassified to conform to the current period presentation, mainly with consideration of reflecting the acquisition transaction by entering into and executing four agreements with Yongzhou Jumi Intelligent Technology Co., Ltd. (“Yongzhou JIT”) and Guangzhou Jumi Intelligent Equipment Co., Ltd. (“Guangzhou JIE”). None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

●	Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

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

Significant estimates and assumptions made by management include, among others, useful lives and impairment of long-lived assets, collectability of accounts receivable, discount rate of leases and its impairment assessment, allowance for inventory, revenue recognition, product warranty liabilities, deferred tax and uncertain tax positions. While the Company believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

●	Fair Value Measurement

The Company follows the guidance of the Financial Accounting Standards Borad (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements” (“ASC 820”), to address fair value measurement with respect to financial assets and liabilities. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s financial instruments include cash, accounts receivable, advance to suppliers, prepaid expenses and other current assets, bank loans, accounts payable, amount due from/to related parties, and accrued expenses and other current liabilities. The carrying values of these financial instruments approximate their fair values due to their short-term maturities. The carrying amount of the long-term borrowing approximates its fair values since it bears an interest rate which approximates market interest rate.

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

In general, for consolidation and reporting purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date, equity accounts are translated at its historical rates; revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	March 31, 2024	March 31, 2023
Period-end RMB:US$1 exchange rate	7.2203	6.8676
For the three months ended average RMB:US$1 exchange rate	7.1885	6.8423

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

●	Related Parties

The Company adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related parties include: (a) Affiliates of the entity, who directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity; (b) Entities for which investments in their equity securities would be required to be accounted for by the equity method by the investing entity; (c) Trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) Principal owners, who record or known beneficial owners of more than 10 percent of the voting interests, of the entity and members of their immediate families; (e) Management of the entity and members of their immediate families; (f) Other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. The Company disclosed all material related party transactions.

●	Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company’s chief operating decision maker has been identified as the CEO who reviews consolidated results of the Company when making decisions about allocating resources and assessing performance. The Company is domiciled in the United States while its mainly business operation is within the PRC and earns majority of the revenue from external customers attributed from the PRC. As a whole and hence, the Company has only one operating segment for the periods ended March 31, 2024 and 2023, respectively.

●	Cash

Cash consists of cash on hand and deposits in financial institutions which is readily available in checking and saving accounts. The Company maintains cash with various financial institutions in the PRC and are uninsured. The Company has not experienced any losses in bank account and believes it is not exposed to any risk on its cash held in bank accounts.

●	Accounts Receivable

Accounts receivable is arisen from revenue from contracts with customers and reported at its original amount less an allowance for expected credit losses. Accounts receivables original amount recorded at the invoiced amount with no interest bearing, due various in contractual payment terms, generally 30 to 90 days from delivery. Credit is granted based on management’s evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for any estimated credit losses resulting from the inability of its customers to make required payments. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

●	Advances To Suppliers

Advances to suppliers consist of prepayments to our vendors, such as outsource service, marketing promotion parties. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from, and payments to, our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If we have difficulty receiving products from a vendor, we take the following steps: cease purchasing products from such vendor, ask for return of our prepayment promptly, and if necessary, take legal action. If all of these steps are unsuccessful, management then determines whether the prepayments should be reserved or written off. As of March 31, 2024 and December 31, 2023, the balance of allowance for doubtful accounts was $0 and $0, respectively.

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

●	Inventories

Inventories consist of raw material and parts, work-in-progressing, and finished goods of the Company’s product, such as medicine or goods vending machine, health micro-consulting room. Inventories are stated at the lower of cost and net realizable value. Cost is determined using weighted average method. Net realizable value equal to the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company carries out physical inventory counts from time to time and at least once within a fiscal year. The Company reviews historical sales activity quarterly to determine excessive, slow-moving items, and items that damage, physical deterioration, obsolescence to determine if evidence exists that the net realizable value of inventory is lower than its cost, if any, the difference shall be recognized as a loss in earnings in the period in which it occurs.

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

Intangible assets consist primarily of patents of patent of utility model and copyright of software. Intangible assets are stated at cost less accumulated amortization and impairment, if any. Intangible assets are amortized using the straight-line method with the following estimated useful lives:

Expected useful lives
Utility model	10 years
Copyright	10 years

●	Impairment of Long-lived Assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

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

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Lease classification

Lease classification for leases under which the Company is a lessor is evaluated at lease commencement and leases not classified as sales-type leases or direct financing leases are classified as operating leases. Leases qualify as sales-type leases if the contract includes either transfer of ownership clauses, certain purchase options, a lease term representing a major part of the economic life of the asset, or the present value of the lease payments and residual guarantees provided by the lessee exceeds substantially all of the fair value of the asset. Additionally, leasing an asset so specialized that it is not deemed to have any value to the Company at the end of the lease term may also result in classification as a sales-type lease. Leases qualify as direct financing leases when the present value of the lease payments and residual value guarantees provided by the lessee and unrelated third parties exceeds substantially all of the fair value of the asset and collection of the payments is probable. There are not leases under which the Company is a lessor during the periods of the accompanying financial statements.

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

The Company adopted ASC Topic 606, Revenue from Contract with Customers (“ASC 606”) for all periods presented. Under ASC 606, revenue is recognized when control of the promised goods and services is transferred to the Company’s customers and the performance obligation was satisfied, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods and services transferred. The Company determines revenue recognition through the following steps:

●	Identify the contract with a customer;

●	Identify the performance obligations in the contract;

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract; and

●	Recognize revenue when (or as) the entity satisfies a performance obligation.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized as revenue when that performance obligation is satisfied by the control of the promised goods and services is transferred to the customers, which at a point in time or over time as appropriate.

The Company’s revenue consists primary of sales of machine, design and development software systems for customers base on the Company’s intelligent and communication technology, system installation and maintenances services.

The Company determined for each performance obligation identified at contract inception whether it satisfies the performance obligation over time or satisfies the performance obligation at a point in time. If an entity does not satisfy a performance obligation over time, the performance obligation is satisfied at a point in time.

The Company recognizes revenue from sales of machine at the point in time when the Company has transferred physical possession of the goods to the customer and the customer has accepted the goods, therefore, indicating as control of the goods has been transferred to the customer.

The Company determined each performance obligation identified from contract with customer of design and development software systems and contracts from system installment and maintenance at the inception of each contract whether it satisfied over time of at point in time. During the three months ended March 31, 2024 and 2023, all the performance obligation identified from the contracts are satisfied at point in time and its related revenue are recognized at point in time.

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

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $97,754 and $0 of advertising and promotional expenses for the three months ended March 31, 2024 and 2023, respectively.

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

●	Research and Development Expenses

Research and development expenses consist primarily of salary and welfare for research and development department personnel and materials used for research. The Company reported $10,254 and $30,295 as research and development expenses for the three months ended March 31, 2024 and 2023, respectively.

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

For the three months ended March 31, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

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

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, (i) the corporate structure of the Company is in compliance with existing PRC laws and regulations; (ii) the Management Agreements are valid and binding, and do not result in any violation of PRC laws or regulations currently in effect; and (iii) the business operations of Laidian and the VIE are in compliance with existing PRC laws and regulations in all material respects.

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the Company cannot be assured that PRC regulatory authorities will not ultimately take a contrary view to the foregoing opinion of its management. If the current corporate structure of the Company or the Management Agreements is found to be in violation of any existing or future PRC laws and regulations, the Company may be required to restructure its corporate structure and operations in the PRC to comply with changing and new PRC laws and regulations. In the opinion of management, the likelihood of loss in respect of the Company’s current corporate structure or the Management Agreements is remote based on current facts and circumstances.

The carrying amount of the major classes of assets and liabilities of the VIE in the PRC are included in the consolidated financial statements as of March 31, 2024 and December 31, 2023 consist of the following:

	March 31, 2024	December 31, 2023
Current assets:
Cash	$323,610	$108,958
Accounts receivable, net	603,022	714,658
Accounts receivable, net - related parties	100,376	121,086
Advances to suppliers	251,404	345,961
Amount due from related parties	2,631	1,620
Inventories	445,500	455,240
Prepayments and other receivables	89,278	77,211
Total current assets	1,815,821	1,824,734

Non-current assets:
Equipment and vehicle, net	46,193	50,025
Intangible assets, net	243,897	257,334
Right of use assets	2,161	3,277
Total assets from VIE	2,108,072	2,135,370

Current liabilities:
Short-term loans	1,368,261	983,007
Long-term loans due within one year	24,534	18,713
Accounts payable, trade	496,793	540,086
Accounts payable, trade - related parties	66,922	261,200
Advances from customers	223,121	218,313
Amount due to related parties	25,565	5,761
Taxes payable	39,552	18,845
Other payables and accrued liabilities	169,938	221,869
Operating lease liabilities, current	2,161	3,277
Total current liabilities	2,416,847	2,271,071
Non-current liabilities
Long-term loans - noncurrent portion	18,401	24,950
Operating lease liabilities, non-current	-	-
Total liabilities	2,435,248	2,296,021

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The summarized operating results of the VIE in the PRC included in the Company’s consolidated financial statements for the periods indicated consist of the following:

	For the Three Months ended March 31,
	2024	2023
Revenue	$500,420	$476,994
Cost of revenue	443,198	325,602
Gross profit	57,222	151,392

Operating expenses	218,128	73,868
Other income (expenses)	(9,043)	(16,106)
Income (loss) before income taxes	(169,949)	61,418

Income taxes	-	8,283
Net loss from operations	$(169,949)	$53,135

As of March 31, 2024, the VIE had amount due to non-VIE entities of the Company of approximated $20,045, representing the amount YZ JIT received the amount of the consideration of common shares JRSIS issued during the three months as of March 31, 2024. As of December 31, 2023 the VIE had not incurred any amount due to non-VIE subsidiaries of the Company.

All material related party transactions are disclosed in Note 12 or elsewhere in these consolidated financial statements. For the three months ended March 31, 2024, JRSIS issued 2,004,545 common shares to certain personal in the PRC, the consideration of these shares issued were amount to $20,045.45 (approximately RMB 143,686) was received by Yongzhou JIT, the VIE of the Company, which resulted the ending balance of amount due to JRSIS as of March 31, 2024. For the three months ended March 31, 2023 the VIE have not entered into any transaction with other subsidiaries that are not VIEs. All transactions incurred and ending balances between VIE and Non-VIEs would be eliminated upon consolidation.

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

5.	ACCOUNTS RECEIVABLE

The accounts receivable, excluded accounts receivable from related parties, consisted of the following:

	March 31, 2024	December 31, 2023
Accounts receivable, cost	$603,022	$714,658
Less: allowance for credit loss	-	-
Accounts receivable, net	$603,022	$714,658

The Company did not record any allowance for credit loss of accounts receivable for the three months ended March 31, 2024 and 2023.

6.	INVENTORIES

Inventories consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials and parts	$303,197	$302,322
Working-in-progressing	69,773	128,900
Finished goods	257,326	212,364
Subtotal	630,296	643,586
Less: impairment allowance	(184,796)	(188,346)
Inventories, net of allowance for impairment	$445,500	$455,240

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not record any allowance for impairment of inventories for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, there were $412 and $6,202 of allowance for impairment of inventories transferred out due to disposal of part of impaired inventories.

7.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables present the amount the Company prepay for deposit payment for leases and utilities, security deposits of certain contracts, advances to employees for ordinary business purpose for the company which might reimburse or return from the employee, VAT deductible and advances for employee’s social security payments such as and so on. The table below set forth the balance of a brief categories as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Deposits	$20,632	$20,981
Advances to personnel	1,385	1,408
VAT deductible	64,054	51,714
Other receivables	3,207	3,108
	89,278	77,211
Less: allowance for doubtful accounts	-	-
Prepayments and other receivables, net	$89,278	$77,211

Management evaluated the recoverable value of these balances periodically accordingly to the Company’s credit policy and allowance for credit loss, if any. For the three months ended March 31, 2024 and 2023, the Company did not report any allowance of the credit loss of prepayment and other receivables.

8.	EQUIPMENT AND VEHICLES

Equipment and vehicles consisted of the following:

	March 31, 2024	December 31, 2023
Production line and equipment	$106,314	$108,116
Office equipment and furniture	32,210	32,757
Transportation instrument	6,591	6,703
	145,115	147,576
Less: accumulated depreciation	(98,922)	(97,552)
Equipment and vehicles, net	$46,193	$50,024

The Company recorded depreciation expense on the equipment and vehicle for the three months ended March 31, 2024 and 2023 were $3,010 and $4,752, respectively. No impairment loss recognized during the three months ended March 31, 2024 and 2023.

9.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2024	December 31, 2023
Utility model	$41,027	$41,722
Copyright	324,818	330,327
	365,845	372,049
Less: accumulated amortization	(121,948)	(114,715)
Land use right, net	$243,897	$257,334

The Company recorded amortization expense on these intangible assets for the three months ended March 31, 2024 and 2023 were $9,187 and $9,651, respectively.

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The estimated amortization expense on these intangible assets in the next five years and thereafter is as follows:

Year ending March 31:
2025	$36,584
2026	36,584
2027	36,584
2028	36,584
2029	36,584
Thereafter	60,977
Total:	$243,897

10.	LEASES

The following consisted of leases under which the Company is a lessee.

Operating Lease

In October 2022, the Company entered in a lease contract to lease five dormitories room for the use as dormitory of staffs (“2022 Dormitory Lease”). According to the lease contract, the lease term is about 24 months which during from October 2022 to September 2024; at the end of the contract, the Company should inform the lessor 30 days in advance to the end of the contract if the Company would like to continue to lease the dormitory room and the leased space and price will be re-negotiated and agreed by the two parties in the circumstance at that time; the lease payments are $369 (appropriate RMB 2,615) per month and payable quarterly in advance. At the inception of the lease contract, the Company could not determine that it will renew the lease contract in the same terms.

Short-term Lease

On May 2022 and May 2023, respectively, the Company enter into lease contracts to rent a plant area for use of its product manufacturing, laboratory for research and development and production office (“Plant Leases”). Plant leases were renewed every year upon re-negotiation the lease term with the lessor. Each Plant Lease with a lease term of 12 months vary of the plant sizes and unit rental fee, each Plant Lease should be treated as a separately lease agreement. The Company elected not to recognize a right-of-use asset and lease liability requirement to these Plants Leases, because it has a lease term of 12 months or less. The Company recognized the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

As of March 31, 2024 and December 31, 2023, the Company reported the following amounts in the Company’s balance sheets:

	March 31, 2024	December 31, 2023
Assets
Right-of-use assets	$2,161	$3,277
Total	$2,161	$3,277

Liabilities
Finance lease liabilities-current	$-	$-
Operating lease liabilities-current	2,161	3,277
Finance lease liabilities-non-current	-	-
Operating lease liabilities-non-current	-	-
Total of leases liabilities	$2,161	$3,277

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrated quantitative information for the Company as a lessee for the periods indicated:

	For the Three Months Ended March 31,
	2024		2023
Lease Cost:
Finance lease cost	$		$
Amortization of right-of-use assets		-		-
Interest on lease liabilities		-		-
Operating lease cost		1,091		1,147
Short-term lease cost		19,332		20,310
Variable lease cost		-		-
Sublease income		-		-
Total lease cost		$20,423		$21,457

Other information
(Gain) and losses on sale and lease back transactions, net	$			$-
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$			$-
Operating cash flows from operating leases		$(1,091)		$(2,293)
Financing cash flow from finance leases		$-		$-
Right-of-use assets obtained in exchange for new finance lease liabilities		$-		$-
Right-of-use assets obtained in exchange for new operating lease liabilities		$-		$-
Weighted-average remaining lease term – finance leases		-		-
Weighted-average remaining lease term – operating leases		0.42		0.75
Weighted-average discount rate – finance leases		-		-
Weighted-average discount rate – operating leases		4.75%		4.75%

The following table is a maturity analysis of it operating lease liabilities that showing the minimum annual undiscounted cash flows the Company will be paid made in the following five years and total of thereafter as of March 31, 2024:

2025	$2,173
2026	-
2027	-
2028	-
2029	-
Thereafter	-
Total of undiscounted cash flows	2,173
Less interest accrued	12
Operating lease liabilities	$2,161

11.	REVENUE

The Company’s revenue can be briefly classified into two sources, including 1) sales of terminal products, such as medicine vending machine, that the Company self-manufactured and assembled in its plant, and 2) services rendered, such as installment and maintenance terminal system, designing and development of application system to its customers. Goods and services that the Company transferred deriving its revenue are all based on the Company’s technology and manufacturing capacity.

The Company derived its revenue from both third-party customers and related party customer. Guangzhou JIE, the legal parent of Yongzhou JIT in the PRC and both under the common control of Linhai Zhu, the CEO of the Company, generally purchases certain machine from Yongzhou JIT and resales to its customers, and also had Yongzhou JIT to provided instalment and maintenance service for its customers from time to time and pays case by case under a negotiated range of charge rate to Yongzhou JIT. Ending customers of the Company’s goods and services mainly includes medicine service organization, business entities and local government.

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2024 and 2023, all customers of the Company are within the PRC and all revenue derived within the PRC.

The following table set forth quantitative information related to revenue for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Revenue:
Goods sold directly to third parties	$401	$18,122
Goods sold to related parties	158,423	156,572
Total revenue from goods sold	158,824	174,694
Service rendered directly to third parties	229,927	-
Service rendered to related parties	111,669	302,300
Total revenue from service rendered	341,596	302,300
Total revenue	$500,420	$476,994

Cost of revenue:
Goods sold directly to third parties	$255	$4,224
Goods sold to related parties	121,956	68,571
Total cost of revenue from goods sold	122,211	72,794
Service rendered directly to third parties	212,568	-
Service rendered to related parties	108,418	252,808
Total cost of revenue from service rendered	320,987	252,808
Total cost of revenue	$443,198	$325,602

Gross profit	$57,222	$151,392

12.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Related parties:

The following related parties involved in transactions with the Company during the three months ended March 31, 2024 and 2023, or had ending balance as of March 31, 2024 and December 31, 2023, respectively.

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

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable, net – related parties

Accounts receivable, net – related parties consisted of the following:

Name of related parties:	March 31, 2024	December 31, 2023
Guangzhou Jumi Intelligent Equipment Co., Ltd. (1)	$(2,071)	$-
Kangmi Yaolian (Guangzhou) Wulinwang Co., Ltd. (2)	61,244	65,100
Shanghai Jiuchenbengou Information and Technology Co., Ltd. (2)	41,203	41,902
Yongzhou Jingmi Health Technology Co., Ltd. (2)	-	14,084
	$100,376	$121,086

(1)	the amount presents the balance of (advance from) accounts receivable from goods sold to Guangzhou Jumi Intelligent Equipment Co., Ltd.

(2)	Amounts derived from the accounts receivable of goods sold to such parties for current and prior periods.

Amount due from related parts

Name of related parties:	March 31, 2024	December 31, 2023
Lugeng Zhou (1)	$-	$494
Yongzhou Jingmi Health Technology Co., Ltd. (2)	2,631	1,126
	$2,631	$1,620

(1)	The balance was the interest due from Mr. Lugeng Zhou, Yongzhou JIT’s general manager.

(2)	The ending balance YZ JIT loaned to related parties free of interest and due on demand.

Accounts payable – related parties:

Name of related parties:	March 31, 2024	December 31, 2023
Guangzhou Jumi Intelligent Equipment Co., Ltd. (1)	66,922	261,200
	$66,922	$261,200

(1)	the amount presents the balance of accounts payable to intangible assets purchased from Guanzhou Jumi Intelligent Equipment Co., Ltd.

Amount due to related parties

Name of related parties:	March 31, 2024	December 31, 2023
Linhai Zhu	$5,665	$5,760
Zhuowei Zhong	-	9,157
	$5,665	$14,917

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Related parties’ transactions

Revenue recognized from goods and service transferred to related parties amount to $270,092 and $458,872, or 54% and 96% of total revenue, for the three months ended March 31, 2024 and 2023, respectively.

Purchase of raw materials and software to be used in assembling of machine from related parties amount to $163,088 and 282,063, or 38% and 70% of total purchase, for the three months ended March 31, 2024 and 2023, respectively.

No capital contributed from Guangzhou JIE for the three months ended March 31, 2024 and 2023, respectively.

Guarantee provided by related parties consisted of the following:

On May 20, 2022, Linhai Zhu, his spouse Mei Liu and Guangzhou Jumi Intelligent Equipment Co., Ltd. provided guarantee for the short-term loan from Bank of China with outstanding balance approximately of $507,452 as of March 31, 2023.

On July 20, 2022, Linhai Zhu, his spouse Mei Liu and Guangzhou Jumi Intelligent Equipment Co., Ltd. provided guarantee for the short-term loan from Postal Savings Bank of China with outstanding balance approximately of $336,513 as of March 31, 2023.

On August 16, 2022, Linhai Zhu and his spouse Mei Liu provided guarantee for the short-term loan from China Construction Bank with outstanding balance approximately of $551,120 as of March 31, 2024.

On June 29, 2023, Linhai Zhu, his spouse Mei Liu and Guangzhou Jumi Intelligent Equipment Co., Ltd. provided guarantee for the short-term loan from Bank of China with outstanding balance of $415,495 as of March 31, 2024.

13.	BANK LOANS

Short-term Loans

Short-term loans consist of the following:

	March 31, 2024	December 31, 2023
In June 2023, YZ JIT borrowed from Bank of China amount to US$422,541 (approximated RMB 3,000,000) with a fixed annual interest rate at 3.80%, due on June 29, 2024. This loan was secured by Mr. Linhai Zhu, the CEO of the Company, and his spouse Ms. Liu Mei and Guangzhou JIE., a related company under common control of Linhai Zhu.	415,495	422,541

In August 2022, YZ JIT borrowed from China Construction Bank amount to US$579,945 (approximated RMB 4,000,000) with a fixed annual interest rate at 4.50%, originally maturity on August 16, 2023. YZ JIT repaid RMB 20,746.58 during 2023 and extended the remaining loan principal amount to US$560,466 (approximated RMB3,979,253.42) till August 16, 2024 with the annual interest rate of 4.75%. This loan was secured by Mr. Linhai Zhu, the CEO Company, and his spouse Ms. Liu Mei and Guangzhou JIE, a related company under common control of Linhai Zhu.	551,120	560,466

On March 5, 2024, YZ JIT borrowed from Industrial and Commercial Bank of China (ICBC) amount to $401,645 (Approximated RMB2,900,000) with fixed annual interest rate at 3.65%, maturity date of March 5, 2025. No guarantee and no collateral provided for this loan.	401,646	-

Total	$1,368,261	$983,007

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-term loans

Long-term loans consist of following:

	March 31, 2024	December 31, 2023
In December 2023, YZ JIT and Shenzhen Qianhai Webank entered into a loan agreement to borrow RMB 310,000 (approximated US$43,663) with a fixed annual interest rate at 6.0653%, repay in installment due on December 12, 2025.	42,935	43,663
Subtotal of long-term loans	42,935	43,663
Less: long-term loans - current portion	(24,534)	(18,713)
Long-term loans – noncurrent portion	$18,401	$24,950

All bank loans the Company borrowed were for the use of working capital in the normal course of ordinary business. For the three months ended March 31, 2024 and 2023, the Company recorded interest expense on bank loans amounted to $11,898 and $16,569, respectively.

14.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Salary payable	$47,126	$58,243
Short-term lease payable (1)	38,494	39,147
Accrued operating expenses (2)	73,249	114,759
Other payables	11,069	9,720
	$169,938	$221,869

(1)	The Company elected short-term lease accounting policy to record the lease of it plant area which did not recognized right-of-use assets and lease liabilities. The short-term lease payable represents the amount that lease payment was due and outstanding as of the balance sheet day.

(2)	Accrued operating expenses included audit fee, consulting fee, services fee and utilities expenses that incurred in the ordinary course of the company’s operation.

15.	NON-CONTROLLING INTERESTS

The Company had controlling financial interest of YZ JIT, a majority VIE of the Company, which is consolidated in the Company’s financial statements with a non-controlling interest (“NCI”) recognized. The Company held an 85.53% controlling financial interest in YZ JIT as of March 31, 2024 and December 31, 2023.

As of March 31, 2024 and December 31, 2023, NCI in the consolidated balance sheet was ($47,342) and ($23,246), respectively. For the three months ended March 31, 2024, the comprehensive loss attributable to shareholders’ equity and NCI is ($142,572) and ($24,096), respectively. For the three months ended March 31, 2023, the comprehensive income attributable to shareholders’ equity and NCIs is $45,029 and $7,619, respectively.

16.	TAXATION

Income Taxes

United States of America

JRSIS is registered in the State of Florida and is subject to the tax laws of United States of America.

The Company has no tax position at March 31, 2024 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at March 31, 2024. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024, the operations in the United States of America incurred $23,233,689 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2044, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $4,879,075 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2024 and 2023 from our continuing operation is as follows:

	For the Three Months Ended March 31,
	2024	2023
Income (loss) before income taxes from PRC operation	$(169,950)	$61,421
Statutory income tax rate	25%	25%
Income tax expense (benefit) at statutory rate	(42,487)	15,355
Tax effect of non-deductible items	-	(4,518)
Tax effect of non-taxable items	-	11,590
Valuation allowance of deferred tax assets	(42,487)	-
Income tax expense (benefit)	$-	$8,283

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

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provided details of taxes payable as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
VAT payable	$39,126	$15,830
Corporation income tax	-	969
Withholding personal tax	-	176
Other levies	426	1,870
Total taxed payables	$39,552	$18,845

17.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Income (loss) attributable to common shareholders	$(145,356)	$45,446
Denominator:
Weighted average common shares outstanding – Basic and diluted	84,334,314	76,757,439
Income (loss) per shares – basic and diluted	$(0.002)	$0.001

18.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue preferred stock 2,000,000 shares, $0.0001 par value, nil issued and outstanding as of March 31, 2024 and December 2023.

The Company is authorized to issue 100,000,000 shares of common stock, $0.0001 par value. As of November 30, 2023 immediately before the closing of the Reverse Acquisition as described in NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND, the Company has 5,836,666 shares of common stock issued and outstanding. To affect the closing of the Reverse Acquisition, the Company issued 76,757,439 shares of its common stock to Jumi GCL which is a holding company owned by Linhai Zhu, Yulin IGP and Jumi IIP, who are the beneficial owners of 85.53% of Guangzhou JIE that adopted the underlying Reverse Acquisition, as of March 31, 2024, the common shares issued and outstanding are 84,598,650 shares.

19.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries of the Company in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. These benefits are required to accrue for, based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were approximately $1,462 and $1,442 for the three months ended March 31, 2024 and 2023, respectively.

20.	STATUTORY RESERVES

Under the PRC Law the Company’s subsidiaries and VIE are required to make appropriations to the statutory reserve based on after-tax net earnings which determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. The Company’s subsidiaries and VIE have not been made earnings determined in PRC GAAP, there were not any statutory reserves made until March 31, 2024.

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

21.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risks:

(a)	Major customers

For the three months ended March 31, 2024, customers accounted for 10% or more of the Company’s total revenue and its related outstanding accounts receivable as at the balance sheets date are presented as follows:

	For Three Months Ended March 31, 2024		March 31, 2024
Customers	Revenue	Percentage of revenue	Accounts receivable
Customer A	$270,092	54%	$(2,071)
Customer B	157,484	31%	-
Customer C	65,618	13%	-
	$493,194	98%	$(2,071)

For the three months ended March 31, 2023, customers accounted for 10% or more of the Company’s total revenue and its related outstanding accounts receivable as at the balance sheets date are presented as follows:

	For Three Months Ended March 31, 2023		March 31, 2023
Customers	Revenue	Percentage of revenue	Accounts receivable
Customer A	$458,873	96%	$221,537
	$458,873	96%	$221,537

(b)	Major vendors

For the three months ended March 31, 2024, the vendors who accounted for 10% or more of the Company’s total purchases and its outstanding accounts payable balances as at balance sheets, are presented as follows:

	For the three months ended March 31, 2024		March 31, 2024
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$163,088	38%	$162,615
Vendor B	67,193	16%	-
Vendor C	65,618	15%	-
	$295,899	69%	$

For the three months ended March 31, 2023, the vendors who accounted for 10% or more of the Company’s total purchases and its outstanding accounts payable balances as at balance sheets, are presented as follows:

	For the three months ended March 31, 2023		March 31, 2023
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$282,063	70%	$40,876
Vendor B	73,204	18%	-
	$355,267	88%	$40,876

JRSIS HEALTH CARE CORPORATION ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(c)	Credit risk

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

The Company’s interest-rate risk arises from bank loans. The Company manages interest rate risk by varying the borrowing and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2024 and 2023, all bank loans were at fixed rates.

(e)	Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenue and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenue and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenue and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(f)	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operation may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The slowdown of the growth of the PRC’s economy might has adversely effects on our current business and future developments if we would not catch the opportunities of the increasing demand of intelligent machine from the development of the general social economy.

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

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Subsequent to the date the financial statements were filed, there was no subsequent event that would require disclosure to or adjustment to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

In addition to historical information, the discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in “Risk Factors” and those discussed elsewhere in our report on Form 10-K which filed on May 26, 2024.

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

On November 30, 2023, the Company, through its subsidiary Laidian, completed an acquisition transaction that resulted the Company obtained 85.53% variable interest in Yongzhou Jumi Intelligent Technology Co., Ltd. (“Yongzhou JIT”). For a detail description of our corporate structure and contractual arrangements and its related risks, see “ITEM 1 Business” in PART I elsewhere in Form 10-K filed on May 26, 2024. The transaction represents a “Reverse Acquisition” rather than a business combination that Yongzhou JIT is deemed to be the accounting acquirer in the transaction and is being accounted for as a reverse acquisition and recapitalization.

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

Technology and Innovation

We, through Yongzhou JIT, commitment to technological advancement and delivering cutting-edge intelligent machine and system solutions, especially for One-stop smart medicine distribution program and new retail intelligent terminal solution to meet the evolving needs of its customers. Yongzhou JIT master intelligent algorithms and techniques, intelligent terminal technologies and moving communication related technology.

As of the date of this report, Yongzhou JIT owns 2 patents for invention, 16 patents for utility models, 7 design patents and 21 software copyrights in the PRC. In addition, there several invention patents under the processing of substantive examination stage of authorities. All the core patented technologies and models of patents and copyright have been applied into the Company’s products and services. The Company had established a research and development team of experts consisting of about 10 more persons, which accounted for about 25% total employee of Yongzhou JIT. After years of efforts, the Company holds an outstanding position in the field of intelligent medicine products areas around PRC. In addition, to promote research and innovation in intelligent medicine areas, the Company actively collaborates with several prominent research institutions and universities, such as Hunan Institute Technology, to keep our intelligent techniques being updated in advanced.

Products and Services, Customers

Based on techniques we controlled and our plants and equipment we operated in China, we can provide our customers with services to customize cloud-based hardware and the relevant system/software, open platform of software as a service, cloud-based vending equipment, one-stop cloud-based medicine equipment (including automated drug sales, remote consultations, unmanned pharmacies) and a series of remote intelligent terminal products. We, currently, are engaging in the business of developing intelligent technology related to medical and producing and sales equipment based on its technology. We also provide services to design, develop, install, and maintain the cloud-based systems for our customers.

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

GOING CONCERN UNCERTAINTIES

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended March 31, 2024, the Company incurred a significant net loss of $169,948, the recurring operating loss resulted in an accumulated deficit of $3,588,254 as of March 31, 2024. The Company generated cash outflow form its operation of $204,937 and $16,507 for the three months ended March 31, 2024 and 2023, the continuing cash outflows resulted a working capital deficit of $581,125 as of March 31, 2024. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its external financing, including bank loans and issuance of its shares to potential shareholders. Management believes that it can obtain additional bank loans and the issuance of common shares of the Company is available if the Company effort to do so, and (2) further implement management’s business plan to extend its operations and generate sufficient revenue and cash flows to meet its obligations. The Company’s operation is on the upward trend, and management believes that the Company’s operation can generate enough revenue and cash to meet its obligation in the normal course of business. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither any assurances to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, receivable, inventory, leases, and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are recorded in the period in which they become known.

Please refer to our significant accounting policies in Note 3 to our unaudited consolidated financial statements included elsewhere in this report. We believe those accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2024 and 2023

	For the three months ended March 31, 2024		For the three months ended March 31, 2023		Amount
	Amount	% of Revenue	Amount	% of Revenue	increase (decrease)	% increase (decrease)
Revenue	$500,420	100%	$476,994	100%	$23,426	5%
Cost of revenue	443,198	89%	325,602	68%	117,596	36%
Gross profit	57,222	11%	151,392	32%	(94,170)	(62)%
Operating expenses	218,128	44%	73,868	15%	144,260	195%
Other income (loss), net	(9,042)	(2)%	(16,106)	(3)%	7,064	(44)%
Income (loss) before income tax	(169,948)	(34)%	61,418	13%	(231,366)	(377)%
Income tax expense	-	0%	8,283	2%	(8,283)	(100)%
Net loss from operations	(169,948)	(34)%	53,135	11%	(223,083)	(420)%
Less: non-controlling interest	(24,592)	(5)%	7,689	2%	(32,281)	(420)%
Net loss attributable to the Company	$(145,356)	(29)%	$45,446	10%	$(190,802)	(420)%

Revenue

Total revenue for the three months ended March 31, 2024 were $500,420, increased $23,426, or approximately 5%, as compared to total revenue for the three months ended March 31, 2023 of $476,994. The increase of revenue due to the increase volumes of goods sold and services provided. We have taken more aggressive measures in our marketing and promotion efforts to improve our sales performance since the beginning of 2024. We initially expected that the demand for our products and services in the market is expected to rapid growth. However, macroeconomic and social demand in the PRC is far less robust than it was expected in the wake of the COVID-19 pandemic. We commit to iterate and update continuously our products and services with our developing technology and we expected that our revenue will continue to grow along with our marketing effort and upgrading of our product in the foreseeable future, the grow of our revenue also depends on the microeconomic and social demand in the PRC.

Currently, the Company’s revenue generates from two sources, including 1) sales of goods of intelligent terminal, such as medicine vending machine, that the Company self-manufactured and assembled in its plant, and 2) services rendered, such as installment and maintenance terminal system, designing and development of intelligent system to its customers. Goods and services that the Company transferred to its customers deriving its revenue are all based on the Company’s technology and patents.

The Company derived its revenue from both third-party customers and related party. Guangzhou JIE, the legal parent of Yongzhou JIT in the PRC and both under the common control of Linhai Zhu, the CEO of the Company, generally purchases certain machine from Yongzhou JIT and resales to its customers, and also had Yongzhou JIT to provided instalment and maintenance service for its customers from time to time and pays case by case under a negotiated range of charge rate to Yongzhou JIT. Please refer to related notes to financial statements elsewhere in the report for more information related to the related party transactions. Ending customers of the Company’s goods and services mainly includes medicine service organization, business entities and local government.

Cost of revenue

Cost of revenue for the three months ended March 31, 2024 was $443,198, increased $117,596, approximately 36%, as comparable to cost of revenue for the three months ended March 31, 2023 of $325,602. In addition to the increase volume of products sold and services rendered, the increase of the cost of revenue also resulted in increasing of cost of labor cost, especially, the cost of revenue from our technology service mainly consist of labor cost to fulfill our services obligations. Cost of revenue consists primarily of the cost of the machine sold and incremental cost to fulfil the contracts with customers.

Gross profit

Gross profit for the three months ended March 31, 2024 was $57,222, decreased $94,170, decreased approximately 62%, as comparable to the same period March 31, 2023 of $151,392. The gross margin was 11% for the three months ended March 31, 2024 decreased from 32% for the same period ended March 31, 2023. The factors result in decrease both in gross profit and it margin mainly included: 1) the microeconomic performance fell short of the management expectations and the overall social demand was not strong enough, to promote the revenue during the three months ended March 31, 2024, the Company had to made discount to obtain contracts with customers, which decreased unit price as compared to the same period of 2023; 2) On the other hand, the cost of revenue was increased due to the increase of labor cost related to our revenue as stated in preceding paragraph. The Company could not expect whether it will continue to make discount to promote it marketing activities and if labor cost of its product and services will continue to increase or decrease in the foreseeable future.

Operating expenses

Operation expenses consist mainly of research and development, marketing and advertising, logistics, auditing and legal service, other professional service and listing support fees, employee salary, depreciation and amortization, office rental fee and utilities of underlying not associated with production that otherwise recorded as cost of inventories.

Operating expenses for the three months ended March 31, 2024 were $218,128, as compared to $73,868 for the three months ended March 31, 2023, an increase of $144,260, or increase approximately 195%. As compared to the same period s as of March 31, 2023, during the three months ended March 31, 2024, our selling expense increased approximated $ 94,421 and our general and administrative expenses increased approximated $69,880 and our research and development expenses decreased approximated $20,041. The fact that the Company reduced its research and development expenditures for the three months ended March 31, 2024 is because the Company re-organized and simplified its research team to save cost without reducing efficiency of research and development. The Company insisted in an on-going reorganization to optimize its expenditures to respond its deficiency of working capital and make profits. The Company expects to invest more capital in its research and development activities as its the financial condition gets better. The increase of selling expenses for the three months ended March 31, 2024 as compared to the same period of prior year, mainly result from the increase of the marketing and advertising activities in current period. The increase of the general and administrative expense for the three months ended March 31, 2024 mainly resulted from the increasing of the professional services and related listing fees, which without such expense for the same period of prior year.

Other income (loss), net

Other income mainly consists of: 1) non-capitalized interest expense accrued form bank loans used for working capital; 2) gain or loss on disposal of inventories, equipment and other assets; and 3) government subsidy on tax exemption. For the three months ended March 31, 2024 the Company reported other loss of $9,042, as compared to other net loss $16,106 for the three months March 31, 2023, a decrease of $7,064, or decreased approximately 44%. The decrease in other net loss for the three months ended March 31, 2024 as compared to the same period of prior year mainly resulted non-capitalized interest expense for bank loan decreased of approximated $7,832 due to the reduction of bank loans.

Net income (loss)

We reported net loss of ($169,948) for the three months ended March 31, 2024, as compared to net income $53,135 for the three months ended March 31, 2024, which turned from gain to loss and the net loss represent an increase of $233,083, or increased approximated of 420%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2024, we had cash of $323,611 and a working capital deficit of $581,125 as compared to cash of $4,638 and a working capital deficit of $373,856 at March 31, 2023.

To date, the Company has financed our operating and investing activities mainly through cash generated from our business and borrowings from financial institutions and contributions from shareholders. We had plan to issue our common shares to finance more cash for to supplement our working capital. We plan to finance our business under our management measures and financing policy along with our current financing resources. We did not identify any material capital expenditures requirements at the date of this report, but we were not sure that our cash on hand will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. As management measures and financing policies, we will continue to delay payment and accelerate collection in our operations, optimization and reducing expenses to overcome cash deficit in our normal course of business in the foreseeable future. Even though, we may, however, need additional cash resources in the future if we experience changes in business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, capital expenditure or similar actions. If we determine that our cash requirements exceed the amount of cash we have on hand, we may seek to issue equity or equity-linked securities or obtain debt financing including additional bank loans. The issuance and sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The following is a summary of cash provided by or used in each of the indicated types of activities for the three months ended March 31, 2024 and 2023, respectively.

	For the Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(204,937)	$(16,507)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	413,267	(143,175)
Exchange rate effect on cash	(2,833)	5,507
Net cash inflow (outflow) for the periods	$205,497	$(154,175)

Operating Activities

Net cash used in our operating activities for the three months ended March 31, 2024 was $204,937, as compared to net cash used in operating activities of $16,507 for the three months ended March 31, 2023. Net cash used in our operating activities for the three months ended March 31, 2024 was attributable to net loss of $169,948 for the period and was primarily adjusted by non-cash items such as (1) an aggregate total of $1,091 from right-of used assets amortization expenses and interest expenses accrual of lease liabilities of operating leases during the first quarter of 2024, (2) depreciation and amortization expenses of long-lived assets of $12,197 for the three months ended March 31, 2024, (3) an aggregate gain of $412 from disposal of impaired inventories. Net operating inflows for the three months ended March 31, 2024 resulted primarily from the following factors: 1) accounts receivable collected from both third parties and related parties amount to $118,933; 2) a decrease of advance to suppliers of $89,181 due to receipt of inventories from venders; 3) a decrease of inventories $2,571 due to increase of goods sold, 4) advance from customers increased of $8,486 due to cash collected in according with the term of certain service contacts which services without completely delivery as of March 31, 2024; 5) taxes payable increased by $21,115 mainly due to the Company delayed the payments of VAT payable. Cash inflow was offset by the following outflows factors: 1) prepayments and other receivable increased by $13,414 due to the increase of VAT deductibles as of March 31, 2024, 2) account payable both to third parties and related parties decreased aggregate by $225,202; 3) cash paid for operation lease of $1,091 and 4) Other payables and accrued liabilities decreased by $48,444 due to the Company made more payments for listing professional expense during the period.

Net cash used in our operating activities for the three months ended March 31, 2023 was $16,507. This was attributable to net income $53,135 for the three months ended March 31, 2023 and was primarily adjusted by non-cash items such as (1) an aggregate total of $1,141 from right-of used assets amortization expenses and interest expenses accrual of lease liabilities of operating leases for the first quarter of 2023, (2) depreciation and amortization expenses of long-lived assets of $14,403 for the three months ended March 31, 2023, and (3) deferred income tax decrease of $4,613. Net operating inflows for the three months ended March 31, 2023 resulted primarily from the following factors: 1) accounts receivable from third parties decreased by $246,259 due to more cash collected from customers; 2) accounts payable to related parties increased by $37,374 due to delay payment for the purchase from related parties; and 3) other payable and accrued liabilities increased by $18,944 due the Company delay payment for it utility. Cash inflow was offset by the following outflows factors: 1) accounts receivable from related parties increased by $144,085 and advances from customers decreased by $62,688 due to the payment was delayed from customers during this period; 2) inventories increased by $145,871 due to the preparation for future goods sold; 3) advances to suppliers increased by $62,688 and prepaid expenses and other receivables increased by $524 and accounts payable to third parties decreased by $14,903 due to the Company make more payments at March 31, 2023; 4) advances from customers decreased by $3,136 due to revenue recognized from those advances; 5) Taxes payable decreased by $12,680 representing the payable of taxes both corporation income tax and VAT; 6) cash paid for operation lease liabilities of $2,287.

Investing Activities

There was no cash provided or used in investing activities for the three months ended March 31, 2024 and 2023, respectively.

Financing Activities

Net Cash provided by our financing activities for the three months ended March 31, 2024 was $413,267. For the three months ended March 31, 2024, we received cash from issuance of common shares of $20,045, proceeds from bank loans of $403,422, we also had net amount of $10,200 used in financing purpose between the Company and its related parties.

Net cash used our financing activities from the three months ended March 31, 2023 was ($143,175). For the three months ended March 31, 2023, we repaid bank loan of $166,210 and had net amount of $23,035 provided by financing purpose between the Company and its related parties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were not effective:

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

Management’s Remediation plan

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, based on the material weakness in our internal control over financial reporting identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

The Company is currently looking for an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to provide more training in connection with the preparation and review of its financial statements to the employees.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2023. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The list of Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q are set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

Exhibit Number	Description	Incorporated by Reference to
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION
(Registrant)

Date: May 29, 2024	By:	/s/ Linhai Zhu
Linhai Zhu
Chairman of the board,
Chief Executive Officer,
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linhai Zhu	Chairman of the Board, Chief Executive Officer,	May 29, 2024
Linhai Zhu	Chief Financial Officer

/s/ Zhuowei Zhong	Director	May 29, 2024
Zhuowei Zhong