Form 10-Q
period 2024-06-30
JRSIS HEALTH CARE Corp
filed 2024-09-05
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Not Applicable	Not Applicable	Not Applicable

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

As of June 30, 2024, the registrant had 84,598,650 shares of common stock, par value $.0001 per share, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$445,902	$118,114
Accounts receivable, net	555,837	714,658
Accounts receivable, net - related parties	200,969	121,086
Advances to suppliers	147,933	345,961
Amount due from related parties	2,614	1,620
Inventories	397,825	455,240
Prepayments and other receivables	76,513	77,211

Total Current Assets	1,827,593	1,833,890

NON-CURRENT ASSETS
Equipment and vehicles, net	43,265	50,024
Intangible assets, net	242,178	257,334
Right of use assets	874	3,277

Total Non-Current Assets	286,317	310,635

TOTAL ASSETS	$2,113,910	$2,144,525

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$1,359,431	$983,007
Long-term loans due within one year	24,376	18,713
Accounts payable, trade	432,196	540,086
Accounts payable, trade-related parties	133,286	261,200
Advances from customers	18,411	218,313
Amount due to related parties	55	14,917
Taxes payable	27,358	18,845
Other payables and accrued liabilities	116,782	221,869
Operating lease liabilities, current	1,816	3,277

Total Current Liabilities	2,113,711	2,280,227

Long-term loans - noncurrent portion	12,188	24,950
Operating lease liabilities, non-current	-	-

TOTAL LIABILITIES	2,125,899	2,305,177

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
Preferred stock, $0.0001 par value; 2,000,000 shares preferred stock authorized; nil issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 84,598,650 and 82,594,105 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	8,460	8,259
Additional paid-in capital	3,527,297	3,154,373
Accumulated deficit	(3,690,689)	(3,442,898)
Accumulated other comprehensive income	147,531	142,860
Total JRSIS HEALTH CARE CORPORATION’s equity	(7,401)	(137,406)

NONCONTROLLING INTERESTS	(4,588)	(23,246)

TOTAL EQUITY	(11,989)	(160,652)

TOTAL LIABILITIES AND EQUITY	$2,113,910	$2,144,525

The accompanying notes are an integral part of the unaudited consolidated financial statements

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023

REVENUE	$597,396	$337,395	$1,097,816	$814,389

COST OF REVENUE	411,284	297,784	854,482	623,386

GROSS PROFIT	186,112	39,611	243,334	191,003

OPERATING EXPENSES:
Sales and marketing	108,740	9,754	215,502	22,095
General and administrative	186,491	118,796	287,603	150,028
Research and development	9,599	38,344	19,853	68,639
Total operating expenses	304,830	166,894	522,958	240,762

LOSS FROM OPERATIONS	(118,718)	(127,283)	(279,624)	(49,759)

OTHER INCOME (EXPENSE)
Interest income	92	2,788	159	3,091
Interest expense	(15,984)	(14,018)	(27,890)	(33,756)
Other income	17,763	14,453	20,560	17,782
Total other income (expense), net	1,871	3,223	(7,171)	(12,883)

LOSS BEFORE INCOME TAXES	(116,847)	(124,060)	(286,795)	(62,642)

PROVISION (BENEFIT) FOR INCOME TAXES	2,908	(103)	2,908	8,180

NET LOSS	(119,755)	(123,957)	(289,703)	(70,822)
Less: net loss attributable to noncontrolling interest	(17,320)	(17,937)	(41,912)	(10,248)
NET LOSS ATTRIBUTABLE TO JRSIS HEALTH CARE CORPORATION	$(102,435)	$(106,020)	$(247,791)	$(60,574)

COMPREHENSIVE INCOME (LOSS)
NET LOSS	$(119,755)	$(123,957)	$(289,703)	$(70,822)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	2,227	6,977	5,507	6,490
TOTAL COMPREHENSIVE LOSS	$(117,528)	$(116,980)	$(284,196)	$(64,332)
Less: comprehensive loss attributable to noncontrolling interest	(16,980)	(16,927)	(41,076)	(9,308)
COMPREHENSIVE LOSS ATTRIBUTABLE TO JRSIS HEALTH CARE CORPORATION	$(100,548)	$(100,053)	$(243,120)	$(55,024)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	84,598,650	76,757,439	84,466,482	76,757,439

LOSS PER SHARE
Loss per share- basic and diluted	$(0.001)	$(0.001)	$(0.003)	$(0.001)

The accompanying notes are an integral part of the unaudited consolidated financial statements

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

					Accumulated
	Common Stock		Additional		other
	Number of		Paid-in	Accumulated	comprehensive	Noncontrolling
	Shares	Par Value	capital	deficit	income	interest	Total
BALANCE, January 1, 2023	76,757,439	$7,676	$3,154,881	$(3,361,986)	$140,976	$(9,890)	$(68,343)
Issuance of common shares to acquired accounting acquiree	5,836,666	583	(508)	-	-	-	75
Net loss		-	-	(80,912)	-	(13,676)	(94,588)
Foreign currency translation adjustments		-	-	-	1,884	320	2,204
BALANCE, December 31, 2023	82,594,105	8,259	3,154,373	(3,442,898)	142,860	(23,246)	(160,652)
Issuance of common shares	2,004,545	201	19,844	-	-	-	20,045
Capital contribution from VIE’s legal owners			353,080			59,734	412,814
Net loss		-	-	(247,791)	-	(41,912)	(289,703)
Foreign currency translation adjustments		-	-	-	4,671	836	5,507
BALANCE, June 30, 2024 (Unaudited)	84,598,650	$8,460	$3,527,297	$(3,690,689)	$147,531	$(4,588)	$(11,989)

The accompanying notes are an integral part of the unaudited consolidated financial statements

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(289,703)	$(70,822)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	24,107	28,240
Right-of-use assets amortization	2,007	2,119
Lease liabilities interest expense	30	140
Inventories impairment (return)	(100,393)	(23,692)
Deferred income tax	-	4,555
Change in operating assets and liabilities
Accounts receivable	143,399	254,335
Accounts receivable - related parties	(83,269)	65,752
Advances to suppliers	191,439	21,922
Inventories	147,670	(7,605)
Prepayments and other receivables	(1,087)	(1,237)
Accounts payable	(96,147)	(40,003)
Accounts payable - related parties	(122,783)	334,739
Advances from customers	(196,286)	(4,265)
Taxes payable	9,011	(15,508)
Lease liabilities	(1,087)	(3,391)
Other payables and accrued liabilities	(100,703)	(34,282)
Net cash provided by (used in) operating activities	(473,795)	510,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(9,160)	-
Net cash used in investing activities	(9,160)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from issuance of common shares	20,045	-
Proceeds from loans	401,940	433,007
Repayment of short-term loans	(6,138)	(681,693)
Contribution from VIE’s legal owners	415,800	-
Amount financed from (to) related parties	(15,810)	22,263

Net cash provided by (used in) financing activities	815,837	(226,423)

EFFECT OF EXCHANGE RATE ON CASH	(5,094)	(19,868)

INCREASE IN CASH	327,788	264,706

CASH, beginning of period	118,114	158,813

CASH, end of period	$445,902	$423,519

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$3,861	$5,054
Cash paid for interest expense, net of capitalized interest	$26,971	$29,957

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Right-of-use assets decreased in amendment current operating lease liabilities	$338	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

Until March 31, 2022, Runteng owned 70% of the equity in Harbin Jiarun Hospital Co., Ltd. (“Jiarun”), a for-profit hospital incorporated in Harbin City of Heilongjiang Province, the People’s Republic of China in February 2006. The remaining 30% of the equity in Jiarun was owned by Zhang Junsheng, who is the Chairman of the Board of JRSIS Health Care Corporation until March 2022. On April 28, 2022, Runteng transferred its 70% equity interest in Jiarun to Zhang Junsheng (the “Spin-Off”). In exchange for the 70% interest in Jiarun, Zhang Junsheng transferred to Runteng 5,392,000 shares of JRSIS common stock. After the Spin-Off, JRSIS does not beneficially own any equity interest in Jiarun and ceased to consolidate Jiarun financial results with the financial results of JRSIS as on April 1, 2022.

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

On November 30, 2023, the Company through Laidian, a wholly-owned subsidiary of JRSIS, completed an acquisition transaction by entering into and executing four agreements with Yongzhou Jumi Intelligent Technology Co., Ltd. (“Yongzhou JIT”) and Guangzhou Jumi Intelligent Equipment Co., Ltd. (“Guangzhou JIE”) (the “Management Agreements”). After execution of the Management Agreements, the Company obtained 85.53% variable interest in Yongzhou JIT. Subsequent to this transaction, the Company has abandoned its prior business plan and is pursuing Yongzhou JIT’s historical businesses and its proposed businesses.

Each of the Management Agreements is summarized as below:

Exclusive Business Cooperation Agreement.

Under the Exclusive Business Consulting Agreement between Laidian and Yongzhou JIT, Laidian has the exclusive right to provide to Yongzhou JIT marketing, management, consulting and other services related to its business operations. To fulfill its obligations, Laidian will provide to Yongzhou JIT the management and marketing services of Zhuowei Zhong, who is the Chairman of Laidian. In compensation for the services provided by Laidian, Yongzhou JIT will pay Laidian a quarterly fee equal to 85.53% of any net income that Yongzhou JIT earns from its business while being managed by Zhuowei Zhong less any losses carried forward from prior quarters. The remaining 14.47% of the net income earned by Yongzhou JIT will be distributed to Guangzhou JIE for further distribution to an entity that owns 14.47% of Guangzhou JIE and has not agreed to participate in the Management Arrangement (the Unpledged Interest”). The Exclusive Business Consulting Agreement will remain in effect until terminated by the parties.

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

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

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

Yongzhou JIT was organized in 2018 in Yongzhou City in the Hunan Province of the PRC and is legally a wholly owned subsidiary of Guangzhou JIE. Yongzhou JIT is engaged in the business of developing medical and smart technology and producing equipment based on its technology. Yongzhou JIT is best known for developing the first smart medicine vending machine.

In consideration of the agreements by the owners of Yongzhou JIT other than the holder of the 14.47% Unpledged Interest to the adoption of the Management Agreements, JRSIS issued to Jumi Group Company, Ltd. (“Jumi GCL”). 76,757,439 shares of its common stock. Jumi GCL is a holding company owned by Linhai Zhu, the director, chairman and the Chief Executive Officer of the Company, Yulin Investment (Guangzhou) Partnership L.P. (“Yulin IGP”), Jumi Intelligent Information Technology (Guangzhou)Partnership L.P. (“Jumi IIP”), who are the beneficial owners of 85.53% of Guangzhou JIE. The shares issued to Jumi GCL represent 92.9% of the outstanding shares of common stock of JRSIS at the time of the closing of the transactions.

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

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Description of subsidiaries and VIEs

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Effective interest held
JRSIS Health Care Corporation. (“JRSIS”)	State of Florida	Investment Holding	100%

JRSIS Health Care Limited. (“JRSIS-BVI”)	BVI	Investment Holding	100%

Runteng Medical Group Company Limited. (“Runteng” or “RT”)	Hong Kong, China	Investment Holding	100%

Laidian Technology (Zhongshan) Co., Ltd. (“Laidian”)	Zhongshan, China	Investment Holding	100%

Yongzhou Jumi Intelligent Technology Co., Ltd. (“Yongzhou JIT” or “YZ JIT”)	Yongzhou, China	Developing medical technology and producing equipment based on its technology	85.53% by Management Agreements

2.	GOING CONCERN UNCERTAINTIES

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended June 30, 2024 and 2023 the Company incurred a significant net loss of $289,703 and $70,822, the recurring operating loss resulted in an accumulated deficit of $3,690,689 as of June 30, 2024. The Company generated cash outflow from its operation of $473,795 and cash inflow of $510,997 for the six months ended June 30, 2024 and 2023, the fluctuation of cash flows resulted in a working capital deficit of $286,118 and $458,552 as of June 30, 2024 and 2023. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its external financing, including bank loans and issuance of its shares to potential shareholders. Management believes that it can obtain additional bank loans and the issuance of common shares of the Company is available if the Company decides to do so, and (2) further implement management’s business plan to extend its operations and generate sufficient revenue and cash flows to meet its obligations. The Company’s operations are on the upward trend, and management believes that the Company’s operation can generate enough revenue and cash to meet its obligation in the normal course of business. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither any assurances to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

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

The unaudited interim consolidated financial information as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2023 previously filed with the SEC on May 26, 2024.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statements of the Company’s unaudited consolidated financial position as of June 30, 2024 and its unaudited consolidated results of operations for the three and six months ended June 30, 2024 and 2023, and its unaudited consolidated cash flows for the six months ended June 30, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

●	Reclassification

Certain prior period balances were reclassified to conform to the current period presentation, mainly with consideration of reflecting the acquisition transaction by entering into and executing four Management Agreements with Yongzhou JIT and Guangzhou JIE. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

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

The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements” (“ASC 820”), to address fair value measurement with respect to financial assets and liabilities. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	June 30, 2024	June 30, 2023
Period-end RMB:US$1 exchange rate	7.2672	7.2513
For the six months ended RMB:US$1 average exchange rate	7.2150	6.9283

December 31, 2023
Period-end RMB:US$1 exchange rate	7.0809
For the year ended RMB:US$1 average exchange rate	7.0999

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

●	Related Parties

The Company adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related parties include: (a) Affiliates of the entity, who directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity; (b) Entities for which investments in their equity securities would be required to be accounted for by the equity method by the investing entity; (c) Trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) Principal owners, who record or known beneficial owners of more than 10 percent of the voting interests, of the entity and members of their immediate families; (e) Management of the entity and members of their immediate families; (f) Other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. The Company disclosed all material related party transactions in the notes to these financial statements.

●	Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company’s chief operating decision maker has been identified as the CEO who reviews consolidated results of the Company when making decisions about allocating resources and assessing performance. The Company is domiciled in the United States while its main business operation is within the PRC and it earns a majority of its revenue from external customers attributed from the PRC. As a whole and hence, the Company has only one operating segment for the periods ended June 30, 2024 and 2023, respectively.

●	Cash

Cash consists of cash on hand and deposits in financial institutions which is readily available in checking and saving accounts. The Company maintains cash with various financial institutions in the PRC and are uninsured. The Company has not experienced any losses in bank account and believes it is not exposed to any risk on its cash held in bank accounts.

●	Accounts Receivable

Accounts receivable arise from revenue from contracts with customers and are reported at their original amount less an allowance for expected credit losses. Accounts receivable are initially recorded at the invoiced amount, and are payable at various times based on contractual payment terms, generally 30 to 90 days from delivery. Credit is granted based on management’s evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for any estimated credit losses resulting from the inability of its customers to make required payments. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

●	Advances To Suppliers

Advances to suppliers consist of prepayments to our vendors, such as outsources services and marketing promotion parties. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from, and payments to, our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If we have difficulty receiving products from a vendor, we take the following steps: cease purchasing products from such vendor, ask for return of our prepayment promptly, and if necessary, take legal action. If all of these steps are unsuccessful, management then determines whether the prepayments should be reserved or written off. As of June 30, 2024 and December 31, 2023, the balance of allowance for doubtful accounts was $0 and $0, respectively.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

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

Intangible assets consist primarily of patents of patent of utility model, copyright of software and utility software purchase from outside parties. Intangible assets are stated at cost less accumulated amortization and impairment, if any. Intangible assets are amortized using the straight-line method with the following estimated useful lives:

Expected useful lives
Utility model	10 years
Copyright	10 years
Utility software	10 years

●	Impairment of Long-lived Assets

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

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the FASB ASC Topic 842, the Company recognizes a right-of-use asset and a lease liability at the commencement date of the lease and recognizes in profit or loss the lease cost or expense during the lease term. As an accounting policy, the Company elects not to recognize a right-of-use asset and a lease liability to a short-term lease which with a term of 12 months or less, instead it recognizes the lease payments in profit or loss on a straight-line basis over the lease term. Variable lease payments are recorded in earnings in the period in which the obligation for those payments is incurred. The Company generally uses an incremental borrowing rate as discount rate to measure its lease liabilities, as the rate implicit in the lease is typically not readily determinable. Certain lease agreements include renewal options that are under the Company’s control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option.

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

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s revenue consists primarily of sales of machines plus design and development of software systems for customers based on the Company’s intelligent and communication technology, system installation and maintenances services.

The Company determined for each performance obligation identified at contract inception whether it satisfies the performance obligation over time or satisfies the performance obligation at a point in time. If an entity does not satisfy a performance obligation over time, the performance obligation is satisfied at a point in time.

The Company recognizes revenue from sales of machines at the point in time when the Company has transferred physical possession of the goods to the customer and the customer has accepted the goods, therefore, indicating as control of the goods has been transferred to the customer.

The Company determined each performance obligation identified from a contract with a customer for design and development of software systems and contracts for system installment and maintenance at the inception of each contract whether it satisfied over time or at point in time. During the three and six months ended June 30, 2024 and 2023, all the performance obligation identified from the contracts were satisfied at point in time and its related revenue were recognized at point in time.

●	Contract Balances

When a contract with customers has been performed, the Company presents the contract in the consolidated balance sheet as a contract asset or a contract liability, depending on the relationship between the Company’s performance and the customer’s payment.

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

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company reported $97,037 and $0 of advertising and promotional expenses for the three months ended June 30, 2024 and 2023, respectively, and reported $194,791 and $0 of advertising and promotional expenses for the six months ended June 30, 2024 and 2023, respectively.

●	Research and Development Expenses

Research and development expenses consist primarily of salary and welfare for research and development department personnel and materials used for research. The Company reported $9,599 and $38,344 as research and development expenses for the three months ended June 30, 2024 and 2023, respectively; and reported $19,853 and $68,639 as research and development expenses for the six months ended June 30, 2024 and 2023, respectively.

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

For the three and six months ended June 30, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2024 and December 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 30, 2023, the Company and Yongzhou JIT closed a reverse acquisition as Laidian, an indirectly wholly-owned subsidiary of JRSIS, entered into four agreements with Yongzhou JIT and Guangzhou JIE (the “Management Agreements”). The key terms of these Management Agreements are summarized in Note 1 - Organization and Business Background of previous notes to these financial statements.

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

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amount of the major classes of assets and liabilities of the VIE in the PRC are included in the consolidated financial statements as of June 30, 2024 and December 31, 2023 consist of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)
Current assets:
Cash	$445,902	$108,958
Accounts receivable, net	555,837	714,658
Accounts receivable, net - related parties	200,969	121,086
Advances to suppliers	147,933	345,961
Amount due from related parties	2,614	1,620
Inventories	397,825	455,240
Prepayments and other receivables	76,513	77,211
Total current assets	1,827,593	1,824,734

Non-current assets:
Equipment and vehicle, net	43,265	50,024
Intangible assets, net	242,178	257,334
Right of use assets	874	3,277
Total assets from VIE	2,113,910	2,135,369

Current liabilities:
Short-term loans	1,359,431	983,007
Long-term loans due within one year	24,376	18,713
Accounts payable, trade	432,196	540,086
Accounts payable, trade - related parties	133,286	261,200
Advances from customers	18,411	218,313
Amount due to related parties	19,772	5,761
Taxes payable	27,358	18,845
Other payables and accrued liabilities	116,782	221,869
Operating lease liabilities, current	1,816	3,277
Total current liabilities	2,133,428	2,271,071
Non-current liabilities
Long-term loans - noncurrent portion	12,188	24,950
Operating lease liabilities, non-current	-	-
Total liabilities	2,145,616	2,296,021

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The summarized unaudited operating results of the VIE in the PRC included in the Company’s unaudited consolidated financial statements for the periods indicated consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	597,396	337,395	$1,097,816	$814,389
Cost of revenue	411,284	297,784	854,482	623,386
Gross profit	186,112	39,611	243,334	191,003

Operating expenses	304,830	166,894	522,958	240,762
Other income (expenses)	1,927	3,223	(7,116)	(12,883)
Loss before income taxes	(116,791)	(124,060)	(286,740)	(62,642)

Income taxes	2,908	(103)	2,908	8,180
Net loss from operations	(119,699)	(123,957)	$(289,648)	$(70,822)

As of June 30, 2024, the VIE had amounts due to non-VIE subsidiaries within the Company of approximately $20,045, representing the amount YZ JIT received in consideration of common shares JRSIS issued in March 2024. As of December 31, 2023 the VIE had not incurred any amount due to non-VIE subsidiaries of the Company.

All material related party transactions are disclosed in Note 12 or elsewhere in these consolidated financial statements. For the six months ended June 30, 2024, JRSIS issued 2,004,545 common shares to certain personal in the PRC. The consideration for these shares amounted to $20,045 (approximately RMB 143,686) that was received by Yongzhou JIT, the VIE of the Company; For the three months ended June 30, 2024 and for the three and six months ended June 30, 2023, the VIE had no transaction with any subsidiary of the Company. All transactions incurred and ending balances between VIE and non-VIE subsidiaries of the Company would be eliminated upon consolidation.

Under the Management Agreements, the Company has the power to direct activities of the VIE and can have assets transferred out of the VIE under its control. Therefore, the Company considers that there is no asset in the VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves. As the VIE is incorporated as a limited liability company under the Company Law of the PRC, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the VIE.

The Company and its directly and indirectly wholly owned subsidiaries, JRSIS-BVI, Runteng and Laidian, do not have any substantial assets or liabilities or results of operations. They were incorporated for the purpose of providing a corporation structure for Yongzhou JIT to be listed in the market and to raise additional capital for its development.

5.	ACCOUNTS RECEIVABLE

The accounts receivable, excluding accounts receivable from related parties, consisted of the following:

	June 30, 2024	December 31, 2023
Accounts receivable, cost	$555,837	$714,658
Less: allowance for credit loss	-	-
Accounts receivable, net	$555,837	$714,658

The Company did not record any allowance for credit loss of accounts receivable for the three and six months ended June 30, 2024 and 2023.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	INVENTORIES

Inventories consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials and parts	$254,721	$302,322
Work-in-progress	74,270	128,900
Finished goods	153,172	212,364
Subtotal	482,163	643,586
Less: impairment allowance	(84,338)	(188,346)
Inventories, net of allowance for impairment	$397,825	$455,240

The Company did not record any allowance for impairment of inventories for the three and six months ended June 30, 2024 and 2023, respectively. There were $99,981 and $17,490 of allowance for impairment of inventories transferred out due to disposal of impaired inventories for the three months ended June 30, 2024 and 2023, respectively, and there were $100,393 and $23,692 of allowance for impairment of inventories transferred out due to disposal of impaired inventories for the six months ended June 30, 2024 and 2023, respectively. In June 2024, YZ JIT disposed of certain obsolete inventories, which resulted a loss of $60,738.

7.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables present the amount the Company prepaid as deposits on leases and utilities, security deposits of certain contracts, advances to employees for ordinary business purpose for the company which might reimburse or return from the employee, VAT deductible and advances for employee’s social security payments such as and so on. The table below set forth the balance of a brief categories as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Deposits	$20,499	$20,981
Advances to personnel	1,376	1,408
VAT deductible	51,179	51,714
Other receivables	3,459	3,108
Subtotal	76,513	77,211
Less: allowance for doubtful accounts	-	-
Prepayments and other receivables, net	$76,513	$77,211

Management evaluated the recoverable value of these balances periodically accordingly to the Company’s credit policy and allowance for credit loss, if any. For the three and six months ended June 30, 2024 and 2023, the Company did not report any allowance of the credit loss of prepayment and other receivables.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	EQUIPMENT AND VEHICLES

Equipment and vehicles consisted of the following:

	June 30, 2024	December 31, 2023
Production line and equipment	$105,629	$108,116
Office equipment and furniture	32,002	32,757
Transportation instrument	6,548	6,703
	144,179	147,576
Less: accumulated depreciation	(100,914)	(97,552)
Equipment and vehicles, net	$43,265	$50,024

The Company reported depreciation expense on its equipment and vehicles for the three months ended June 30, 2024 and 2023 totaling $2,639 and $4,425, respectively. The Company reported depreciation expense on its equipment and vehicles for the six months ended June 30, 2024 and 2023 totaling $5,649 and $9,177, respectively.

No impairment loss was recognized during the three and six months ended June 30, 2024 and 2023.

9.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2024	December 31, 2023
Utility model	$40,762	$41,722
Copyright	322,722	330,327
Financial application software	9,094	-
	372,578	372,049
Less: accumulated amortization	(130,400)	(114,715)
Intangible assets, net	$242,178	$257,334

The Company recorded amortization expense on these intangible assets for the three months ended June 30, 2024 and 2023 totaling $9,271 and $9,412, respectively. The Company recorded amortization expense on these intangible assets for the six months ended June 30, 2024 and 2023 totaling $18,458 and $19,063, respectively.

The estimated amortization expense on these intangible assets in the next five years and thereafter is as follows:

Year ending June 30:
2025	$37,258
2026	37,258
2027	37,258
2028	37,258
2029	37,258
Thereafter	55,888
Total:	$242,178

10.	LEASES

The following consisted of leases under which the Company is a lessee.

Operating Lease

In October 2022, the Company entered in a lease contract to lease five dormitories room for the use as dormitory of staffs (“2022 Dormitory Lease”). According to the lease contract, the lease term is about 24 months duration from October 2022 to September 2024; the lease payments are $369 (appropriate RMB 2,615) per month and payable quarterly in advance. The Company should inform the lessor 30 days in advance to the end of the contract if the Company would like to continue to lease the dormitory room and the leased space and price will be re-negotiated and agreed by the two parties in the circumstance at that time; at the inception of the lease contract, the Company could not determine that it will renew the lease contract in the same terms. At May 2024, the Company terminated the lease of one of the five dormitories rooms. The lease contract continued except that the monthly lease payment declined to RMB 2,116 per month since May 2024.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Short-term Lease

Generally, the Company enters into lease contracts to rent a plant area for use of its product manufacturing, laboratory for research and development and production office (“Plant Leases”) at May each year. Plant leases were renewed every year upon re-negotiation of the lease term with the lessor. Each Plant Leases has a lease term of 12 months but with varying plant sizes and unit rental fees, determined in the circumstances. The Company can determine neither if it would continue to lease the plant with the lessor nor those lease terms if continue the lease at the commencement date of each Plant lease. Each Plant Lease is treated as a separate lease agreement. The Company elected not to recognize a right-of-use asset and lease liability requirement to these Plants Leases, because it has a lease term of 12 months or less. The Company recognized the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

As of June 30, 2024 and December 31, 2023, the Company reported the following amounts in the Company’s balance sheets:

	June 30, 2024	December 31, 2023
Assets
Right-of-use assets	$874	$3,277
Total	$874	$3,277

Liabilities
Finance lease liabilities-current	$-	$-
Operating lease liabilities-current	1,816	3,277
Finance lease liabilities-non-current	-	-
Operating lease liabilities-non-current	-	-
Total of leases liabilities	$1,816	$3,277

The following table illustrated quantitative information for the Company as a lessee for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Lease Cost:
Finance lease cost
Amortization of right-of-use assets	$-	$-	$-	$-
Interest on lease liabilities	-	-	-	-
Operating lease cost	945	1,118	2,036	2,265
Short-term lease cost	18,276	18,863	36,688	38,206
Variable lease cost	-	-	-	-
Sublease income	-	-	-	-
Total lease cost	$19,221	$19,981	$38,724	$40,471

Other information
(Gain) and losses on sale and lease back transactions, net	$-	$-	$-	$-
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$-	$-	$-	$-
Operating cash flows from operating leases	$-	$(726)	$(1,087)	$(3,019)
Financing cash flow from finance leases	$-	$-	$-	$-
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$-	$-
Weighted-average remaining lease term – finance leases	-	-	-	-
Weighted-average remaining lease term – operating leases	0.25	0.75	0.25	0.75
Weighted-average discount rate – finance leases	-	-	-	-
Weighted-average discount rate – operating leases	4.75%	4.75%	4.75%	4.75%

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table is a maturity analysis of it operating lease liabilities that showing the minimum annual undiscounted cash flows the Company will pay in the following five years and the total thereafter as of June 30, 2024:

2025	$1,816
2026	-
2027	-
2028	-
2029	-
Thereafter	-
Total of undiscounted cash flows	1,816
Less interest accrued	-
Operating lease liabilities	$1,816

11.	REVENUE

The Company’s revenue derived from two sources: 1) sales of smart terminal products, such as unmanned medicine vending machine, that the Company self-manufactured and assembled in its plant, and 2) services rendered, such as installation and debugging for new equipment, maintenance of terminal system of smart equipment, designing and development of application system customized to its customers. Goods and services that the Company transferred deriving its revenue are all based on the Company’s technology and manufacturing capacity.

The Company derived its revenue from both third-party customers and related party customer. During the periods presented in the financial statements, the Company derived its revenue from its related parties mainly with Guangzhou JIE, Guangzhou JIT, Youzhou Jingmi Health Technology Co., Ltd. and Yaolian (Guangzhou) Wulinwang Co., Ltd. (see Note 12 for relationship of these related parties). Generally related parties purchase machines from Yongzhou JIT and resell them to their customers. They also have Yongzhou JIT provide instalment and maintenance service for their customers from time to time and pay case by case under a negotiated range of rates charged to Yongzhou JIT. End users of the Company’s goods and services mainly include medicine service organization, business entities and local government.

During the three and six months ended June 30, 2024 and 2023, all customers of the Company were within the PRC and all revenue derived within the PRC.

The following table set forth quantitative information related to revenue for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Goods sold directly to third parties	$43,546	$210,145	$43,947	$228,267
Goods sold to related parties	103,184	48,753	261,607	205,325
Total revenue from goods sold	146,730	258,898	305,554	433,592
Service rendered directly to third parties	391,635	-	621,562	-
Service rendered to related parties	59,031	78,497	170,700	380,797
Total revenue from service rendered	450,666	78,497	792,262	380,797
Total revenue	$597,396	$337,395	$1,097,816	$814,389

Cost of revenue:
Goods sold directly to third parties	$30,520	$126,030	$30,775	$130,253
Goods sold to related parties	79,646	101,672	201,602	170,244
Total cost of revenue from goods sold	110,166	227,702	232,377	300,497
Service rendered directly to third parties	248,153	-	460,721	-
Service rendered to related parties	52,965	70,082	161,383	322,889
Total cost of revenue from service rendered	301,118	70,082	622,105	322,889
Total cost of revenue	$411,284	$297,784	$854,482	$623,386

Gross profit	$186,112	$39,611	$243,334	$191,003

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Related parties and its relationship:

The following related parties involved in transactions with the Company during the three and six months ended June 30, 2024 and 2023, or had ending balance as of June 30, 2024 and December 31, 2023, respectively.

Name of related parties	Relationship
Guangzhou Jumi Intelligent Equipment Co., Ltd. (“Guangzhou JIE” or “GZ JIE”)	The legal parent of Yongzhou JIT in the PRC and under common control of Linhai Zhu.
Guangzhou Jumi Intelligent Technology Co., Ltd. (“Guangzhou JIT” or “GZ JIT)	A wholly held subsidiary of Guangzhou JIE, under the common control of Linhai Zhu.
Kangmi Yaolian (Guangzhou) Wulinwang Co., Ltd.	Guangzhou JIE held 15% equity interest of this company and Linhai Zhu also the CEO of this company.
Shanghai Jiuchenbengou Information and Technology Co., Ltd.	Guangzhou JIE held 18% equity interest of this entity and Guangzhou JIE had significant influence on this company’s operation and financing activities.
Yongzhou Jingmi Health Technology Co., Ltd.	Guangzhou JIE directly and indirectly held 51% equity interest of this entity was under the control of Guangzhou JIE and Mr. Linhai Zhu
Linhai Zhu, his spouse Mei Liu	Linhai Zhu is the CEO of the Company and a majority shareholder of the Company.
Zhuowei Zhong	One of the Company’s directors and the CEO of the Company until November 30, 2023.
Lugeng Zhou	The General Manager of Yongzhou JIT

Accounts receivable, net – related parties

Accounts receivable, net – related parties consisted of the following:

Name of related parties:	June 30, 2024	December 31, 2023
Guangzhou Jumi Intelligent Equipment Co., Ltd. (1)	$80,579	$-
Guangzhou Jumi Intelligent Technology Co., Ltd.	24,108	-
Kangmi Yaolian (Guangzhou) Wulinwang Co., Ltd. (2)	55,345	65,100
Shanghai Jiuchenbengou Information and Technology Co., Ltd. (2)	40,937	41,902
Yongzhou Jingmi Health Technology Co., Ltd. (2)	-	14,084
	$200,969	$121,086

(1)	The amount presents the balance of accounts receivable from goods sold to Guangzhou JIE and Guangzhou JIT during current period.

(2)	Amounts derived from the accounts receivable of goods sold to such parties for prior periods.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amount due from related parts

Name of related parties:	June 30, 2024	December 31, 2023
Lugeng Zhou (1)	$-	$494
Yongzhou Jingmi Health Technology Co., Ltd. (2)	2,614	1,126
	$2,614	$1,620

(1)	The balance was the interest due from Mr. Lugeng Zhou, Yongzhou JIT’s general manager. This amount was paid off at January 2024.

(2)	The balance were loans to related parties free of interest and due on demand.

Accounts payable – related parties:

Name of related parties:	June 30, 2024	December 31, 2023
Guangzhou Jumi Intelligent Equipment Co., Ltd. (1)	$133,286	$261,200
	$133,286	$261,200

(1)	The amount presents the balance of accounts payable for intangible assets purchased from Guanzhou JIE.

Amount due to related parties

Name of related parties:	June 30, 2024	December 31, 2023
Linhai Zhu	$-	$5,760
Zhuowei Zhong	55	9,157
	$55	$14,917

Related parties’ transactions

Revenue recognized from goods and service transferred to related parties amount to $162,215 and $127,250, or 27% and 38% of total revenue, for the three months ended June 30, 2024 and 2023, respectively. Revenue recognized from goods and service transferred to related parties amounted to $432,307 and $586,122, or 39% and 72% of total revenue, for the six months ended June 30, 2024 and 2023, respectively.

Purchase of raw materials and software to be used in assembling machines from related parties amounted to $1,745 and $76,721, or 1% and 37% of total purchased for the three months ended June 30, 2024 and 2023, respectively. Purchase of raw materials and software to be used in assembling machine for related parties amounted to $164,833 and $358,784, or 27% and 59% of total purchase, for the six months ended June 30, 2024 and 2023, respectively.

On June 29, 2024, Guangzhou JIE made a capital contribution of $412,814 (approximately RMB 3,000,000) to YZ JIT, the 85.53% beneficiary VIE of the Company. This contribution was recorded as additional paid-in capital in the financial statements.

Guarantee provided by related parties consisted of the following:

On May 20, 2022, Linhai Zhu, his spouse Mei Liu and Guangzhou Jumi Intelligent Equipment Co., Ltd. provided a guarantee for the short-term loan of $507,452 from Bank of China. The loan was fully repaid in May 2023.

On July 20, 2022, Linhai Zhu, his spouse Mei Liu and Guangzhou Jumi Intelligent Equipment Co., Ltd. provided a guarantee for the short-term loan of $336,513 from Postal Savings Bank of China. The loan was fully paid in July 2023.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On August 16, 2022, Linhai Zhu and his spouse Mei Liu provided a guarantee for the short-term loan of $547,563 from China Construction Bank. The Company reported a short-term loan of $547,563 as of June 30, 2024.

On June 29, 2023, Linhai Zhu, his spouse Mei Liu and Guangzhou Jumi Intelligent Equipment Co., Ltd. provided a guarantee for the short-term loan of $412,814 from Bank of China. The Company reported a short-term loan of $412,814 as of June 30, 2024.

13.	BANK LOANS

Short-term Loans

Short-term loans consist of the following:

	June 30, 2024	December 31, 2023
In June 2023, YZ JIT borrowed from Bank of China US$422,541 (approximated RMB 3,000,000) with a fixed annual interest rate at 3.80%, due on June 29, 2024. This loan was secured by Mr. Linhai Zhu, the CEO of the Company, and his spouse Ms. Liu Mei and Guangzhou JIE., a related company under common control of Linhai Zhu. This loan was fully paid on July 1, 2024, and then YZ JIT borrowed from the same bank (Bank of China) in the amount of RMB 2,600,000 in August 2024.	$412,814	$422,541

In August 2022, YZ JIT borrowed from China Construction Bank US$579,945 (approximated RMB 4,000,000) with a fixed annual interest rate at 4.50%, originally maturity on August 16, 2023. YZ JIT repaid RMB 20,746.58 during 2023 and extended the remaining loan principal amount to US$560,466 (approximated RMB 3,979,253.42) till August 16, 2024 with the annual interest rate of 4.75%. This loan was secured by Mr. Linhai Zhu, the CEO Company, and his spouse Ms. Liu Mei and Guangzhou JIE, a related company under common control of Linhai Zhu. This loan was fully paid and a new loan in the amount of RMB 3,700,000 was borrowed from this bank (China Construction Bank) in August 2024.	547,563	560,466

On March 5, 2024, YZ JIT borrowed from Industrial and Commercial Bank of China (ICBC) $401,645 (Approximated RMB 2,900,000) with fixed annual interest rate at 3.65%, maturity date of March 5, 2025. No guarantee and no collateral was provided for this loan.	399,054	-

Total short-term loans	$1,359,431	$983,007

Long-term loans

Long-term loans consist of following:

	June 30, 2024	December 31, 2023
In December 2023, YZ JIT and Shenzhen Qianhai Webank entered into a loan agreement to borrow RMB 310,000 (approximated US$43,663) with a fixed annual interest rate at 6.0653%, to be repaid in installments and fully due on December 12, 2025.	$36,564	$43,663
Subtotal of long-term loans	36,564	43,663
Less: long-term loans - current portion	(24,376)	(18,713)
Long-term loans – noncurrent portion	$12,188	$24,950

All bank loans the Company borrowed were for use as working capital in the normal course of ordinary business. For the three months ended June 30, 2024 and 2023, the Company recorded interest expense on bank loans of $15,073 and $17,187, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded interest expense on bank loans of $26,971 and $33,756, respectively.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Salary payable	$50,311	$58,243
Short-term lease payable (1)	38,246	39,147
Accrued operating expenses (2)	18,063	114,759
Other payables	10,162	9,720
	$116,782	$221,869

(1)	The Company elected a short-term lease accounting policy to record the lease of its plant area and did not recognize right-of-use assets and lease liabilities. The short-term lease payable represents the amount that lease payment was due and outstanding as of the balance sheet day.

(2)	Accrued operating expenses included audit fee, consulting fee, services fee and utilities expenses that incurred in the ordinary course of the Company’s operation.

15.	NON-CONTROLLING INTERESTS

The Company has a controlling financial interest in YZ JIT, a majority VIE of the Company, which is consolidated in the Company’s financial statements with a non-controlling interest (“NCI”) recognized. The Company held an 85.53% controlling financial interest in YZ JIT as of June 30, 2024 and December 31, 2023.

As of June 30, 2024 and December 31, 2023, NCI in the consolidated balance sheet was ($4,588) and ($23,246), respectively. For the three months ended June 30, 2024, the comprehensive loss attributable to shareholders’ equity and NCI is ($100,548) and ($16,980), respectively. For the six months ended June 30, 2024, the comprehensive loss attributable to shareholders’ equity and NCI is ($243,120) and ($41,076), respectively. For the three months ended June 30, 2023, the comprehensive income attributable to shareholders’ equity and NCI is ($100,053) and ($16,927), respectively. For the six months ended June 30, 2023, the comprehensive income attributable to shareholders’ equity and NCI is ($55,024) and ($9,308), respectively.

16.	TAXATION

Income Taxes

United States of America

JRSIS is registered in the State of Florida and is subject to the tax laws of United States of America.

The Company has no tax position at June 30, 2024 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at June 30, 2024. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

As of June 30, 2024, the operations in the United States of America had incurred $23,233,689 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2044, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $4,879,075 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

British Virgin Islands (“BVI”)

The Company subsidiary, JRSIS Health Care Limited, is incorporated in BVI and is not subject to tax on income or capital gain. In addition, payments of dividends by the Company to its shareholders are not subject to withholding tax in the BVI.

Hong Kong

The Company’s subsidiary, Runteng Medical Group Company Limited, is incorporated in Hong Kong and has no operating profit or tax liabilities during the periods presented. Runteng is subject to tax at 16.5% on the assessable profits arising in or derived from Hong Kong.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three and six months ended June 30, 2024 and 2023 from our continuing operation is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Loss before income taxes from PRC operation	$(116,847)	$(124,060)	$(286,740)	$(62,644)
Statutory income tax rate	25%	25%	25%	25%
Income tax expense (benefit) at statutory rate	(29,212)	(31,015)	(71,685)	(15,661)
Tax effect of non-deductible items	2,908	-	2,908	8,180
Tax effect of non-taxable items	-	-	-	-
Valuation allowance of deferred tax assets	29,212	30,912	71,685	15,661
Income tax expense (benefit)	$2,908	$(103)	$2,908	$8,180

Value-Added Tax and Other Withholding and Other Levies

The Company’s goods and services are sold in the PRC and are subject to Value-added tax (“VAT”) on the gross sales price. The VAT rates range from 6% to 13%, depending on the type of goods or services sold. The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company’s subsidiaries in PRC were required to file VAT tax return each month to qualify the VAT paid and calculate VAT payable. The Company recorded a VAT payable net of payments if VAT payable on the gross sales is larger than VAT paid by the Company on purchase of materials or finished goods; on the contrary, the Company recorded VAT deductible in the accompanying financial statements net of any VAT payable at the end of reporting periods.

The Company is also subject to other levies such as stamp tax, unban construction tax, and additional education tax which are charged by local governments. The rate of such levies is small and varies among the different jurisdictions in which the Company does business. The Company also acts as the personal income tax withholding agent for the salaries paid its employees.

The following table provided details of taxes payable as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
VAT payable	$27,124	$15,830
Corporation income tax	-	969
Withholding personal tax	-	176
Other levies	234	1,870
Total taxed payables	$27,358	$18,845

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Loss attributable to common shareholders	$(102,435)	$(106,020)	$(247,791)	$(60,574)
Denominator:
Weighted average common shares outstanding – Basic and diluted	84,598,650	76,757,439	84,466,482	76,757,439
Loss per share – basic and diluted	$(0.001)	$(0.001)	$(0.003)	$(0.001)

18.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue preferred stock 2,000,000 shares, $0.0001 par value, no shares were issued and outstanding as of June 30, 2024 and December 2023.

The Company is authorized to issue 100,000,000 shares of common stock, $0.0001 par value. As of November 30, 2023 immediately before the closing of the Reverse Acquisition as described in NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND, the Company has 5,836,666 shares of common stock issued and outstanding. To affect the closing of the Reverse Acquisition, the Company issued 76,757,439 shares of its common stock to Jumi GCL which is a holding company owned by Linhai Zhu, Yulin IGP and Jumi IIP, who are the beneficial owners of 85.53% of Guangzhou JIE that adopted the underlying Reverse Acquisition. On March 12, 2024, the Company issued 2,004,545 common shares to certain personal in the PRC. The consideration for these shares issued amounted to $20,045 (approximately RMB 143,686), which was received by Yongzhou JIT, the VIE of the Company. As of June 30, 2024, the common shares issued and outstanding are 84,598,650 shares.

19.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries of the Company in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. These benefits are required to accrue for, based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were approximately $2,857 and $1,282 for the three months ended June 30, 2024 and 2023, respectively. The total contributions made for such employee benefits were approximately $4,319 and $2,724 for the six months ended June 30, 2024 and 2023, respectively.

20.	STATUTORY RESERVES

Under the PRC Law the Company’s subsidiaries and VIE are required to make appropriations to their statutory reserve based on after-tax net earnings which determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. The Company’s subsidiaries and VIE have not been made earnings determined in PRC GAAP, there were not any statutory reserves made until June 30, 2024.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

21.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risks:

(a)	Major customers

For the three months ended June 30, 2024, customers accounting for 10% or more of the Company’s total revenue and its related outstanding accounts receivable as at the balance sheets date are presented as follows:

	For the Three Months Ended June 30, 2024		June 30, 2024
Customers	Revenue	Percentage of revenue	Accounts receivable
Customer A	$141,990	24%	$80,579
Customer B	392,265	65%	-
	$534,255	89%	$80,579

For the six months ended June 30, 2024, customers accounting for 10% or more of the Company’s total revenue and its related outstanding accounts receivable as at the balance sheets date are presented as follows:

	For the Six Months Ended June 30, 2024		June 30, 2024
Customers	Revenue	Percentage of revenue	Accounts receivable
Customer A	$412,082	38%	$80,579
Customer B	392,265	36%	-
Customer C	156,906	14%	-
	$961,253	88%	$80,579

For the three months ended June 30, 2023, customers accounting for 10% or more of the Company’s total revenue and its related outstanding accounts receivable as at the balance sheets date are presented as follows:

	For the Three Months Ended June 30, 2023		June 30, 2023
Customers	Revenue	Percentage of revenue	Accounts receivable
Customer A	$113,837	34%	$-
Customer D	199,298	59%	394,729
	$313,135	93%	$394,729

For the six months ended June 30, 2023, customers accounting for 10% or more of the Company’s total revenue and its related outstanding accounts receivable as at the balance sheets date are presented as follows:

	For the Six Months Ended June 30, 2023		June 30, 2023
Customers	Revenue	Percentage of revenue	Accounts receivable
Customer A	$572,710	70%	$-
Customer D	199,298	24%	394,729
	$772,008	94%	$394,729

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b)	Major vendors

For the three months ended June 30, 2024, the vendors who accounted for 10% or more of the Company’s total purchases and its outstanding accounts payable balances as at balance sheets, are presented as follows:

	For the Three Months Ended June 30, 2024		June 30, 2024
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor B	$65,281	36%	$-
Vendor E	45,764	25%	-
Vendor F	28,892	16%	(169)
	$139,937	77%	$(169)

For the six months ended June 30, 2024, the vendors who accounted for 10% or more of the Company’s total purchases and its outstanding accounts payable balances as at balance sheets, are presented as follows:

	For the Six Months Ended June 30, 2024		June 30, 2024
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$164,833	27%	$132,460
Vendor B	91,528	15%	-
Vendor C	66,946	11	-
Vendor D	65,377	11%	-
	$388,684	64%	$132,460

For the three months ended June 30, 2023, the vendors who accounted for 10% or more of the Company’s total purchases and its outstanding accounts payable balances as at balance sheets, are presented as follows:

	For the Three Months Ended June 30, 2023		June 30, 2023
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$76,721	37%	$712,928
Vendor G	85,343	40%	-
	$162,064	77%	$712,928

For the six months ended June 30, 2023, the vendors who accounted for 10% or more of the Company’s total purchases and its outstanding accounts payable balances as at balance sheets, are presented as follows:

	For the Six Months Ended June 30, 2023		June 30, 2023
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$358,784	59%	$712,928
Vendor G	85,343	14%	-
Vendor H	72,296	12%	-
	$516,423	85%	$712,928

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(c)	Credit risk

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

The Company’s interest-rate risk arises from bank loans. The Company manages interest rate risk by varying the borrowing and maturity dates of variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2024 and December 31, 2023, all bank loans were at fixed rates.

(e)	Exchange rate risk

The reporting currency of the Company is US$. To date the majority of the revenue and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenue and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenue and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose the Company to substantial market risk.

(f)	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operation may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. A slowdown in the growth of the PRC’s economy might have an adverse effect on our current business and future developments, if we are not able to gain increasing demand for our smart machine from the development of the general economy.

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

In addition to historical information, the discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in “Risk Factors” section of our annual report Form 10-K which filed on May 26, 2024.

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

Until March 31, 2022, Runteng also owned 70% of the equity in Harbin Jiarun Hospital Co., Ltd (“Jiarun”), a for-profit hospital incorporated in Harbin City of Heilongjiang province of the PRC and was fully disposed of on April 1, 2022.

On November 30, 2023, the Company, through its subsidiary Laidian, completed an acquisition transaction that resulted that the Company obtained 85.53% variable interest in Yongzhou Jumi Intelligent Technology Co., Ltd. (“Yongzhou JIT”). For a detail description of our corporate structure and contractual arrangements and its related risks, see “ITEM 1 Business” in PART I elsewhere in Form 10-K filed on May 26, 2024. The transaction represents a “Reverse Acquisition” rather than a normal business combination in that Yongzhou JIT is deemed to be the accounting acquirer in the transaction.

Management’s discussion and analysis in this section was based on the historic financial information of Yongzhou JIT as accounting acquirer. The financial statements represent the assets and liabilities and the operations that were reflected on the historical financial statements for periods prior to the Reverse Acquisition of Yongzhou JIT and will be recorded at the carrying amount basis of Yongzhou JIT. The consolidated financial statements after the Reverse Acquisition included the assets and liabilities of the Company and Yongzhou JIT, and the historical operations of Yongzhou JIT and operations of the Combined Company from the date of the Reverse Acquisition.

Technology and Innovation

We, through Yongzhou JIT, are committed to technological advancement and delivering cutting-edge smart machine and system solutions, especially for our One-stop smart medicine distribution program and our new retail smart terminal solution to meet the evolving needs of our customers. The technicians employed by Yongzhou JIT are committed to mastering intelligent algorithms and techniques, smart terminal technologies and moving communication-related technology as needed to elevate our products to a market lead.

As of the date of this report, Yongzhou JIT owns 2 patents for invention, 16 patents for utility models, 7 design patents and 21 software copyrights in the PRC. In addition, there are several invention patents in the process of undergoing substantive examination by government authorities. All the core patented technologies and models of patents and copyright have been applied in the Company’s products and services. The Company had established a research and development team of experts consisting of about 8 persons, representing about 22% of the total employees of Yongzhou JIT. After years of efforts, the Company holds an outstanding position in the field of intelligent medicine products in the PRC. In addition, to promote research and innovation in smart medicine areas, the Company actively collaborates with several prominent research institutions and universities, such as Hunan Institute of Technology, to keep our smart techniques being updated and advanced.

Products and Services, Customers

Based on techniques we control and the plants and equipment we operate in China, we can provide our customers with customized goods and services, such as cloud-based smart hardware/equipment and the related application system/software, open platform of software as a service, cloud-based vending equipment, one-stop cloud-based medicine equipment (including automated drug sales, remote consultations, unmanned pharmacies) and a series of remote smart terminal products. We currently are engaging in the business of developing additional technology related to the medical industry and are producing and selling equipment based on our technology. We also provide services to design, develop, install, and maintain cloud-based systems for our customers.

Currently, all our operations are conducted in the PRC. Our customers include: a) governmental projects: such as local government’s healthcare project to up-grate its smart medical insurance, smart epidemic prevention measures, smart and system service on remote physical examination, health testing, remote consultation, prescription, payments and medicine delivery etc.; b) Hospital projects: such as a smart application system in a hospital for collecting drug information from each out-patient and directing the pharmacies in the hospital to prepare the dug for the out-patient and guide the put-patient to the right window to take his/her medicine; c) pharmacies outside the hospital and d) entities in health industry, such as the internet service platform; e) other entities providing smart health services based and depending on our technology. Our products and services can be applied in more and more areas along with the development of Smart City and Smart Life project all over the PRC and in the worldwide.

GOING CONCERN UNCERTAINTIES

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended June 30, 2024 and 2023 the Company incurred a significant net loss of $289,703 and $70,822. The recurring operating loss resulted in an accumulated deficit of $3,690,689 as of June 30, 2024. The Company generated cash outflow from its operations of $473,795 and cash inflow from operations of $510,997 for the six months ended June 30, 2024 and 2023. The fluctuation of cash flows resulted in a working capital deficit of $286,118 as of June 30, 2024. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its external financing, including bank loans and issuance of its shares to potential shareholders. Management believes that it can obtain additional bank loans and the issuance of common shares of the Company is available if the Company elects to do so, and (2) further implementation of management’s business plan to extend its operations and generate sufficient revenue and cash flows to meet its obligations. The Company’s operations are on an upward trend, and management believes that the Company’s operation can generate enough revenue and cash to meet its obligation in the normal course of business. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither any assurances to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. The Company is working to improve its operations and generate more profits and cash flow.

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

In connection with the preparation of our financial statements for the three and six months ended June 30, 2024, there was no accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results.

Please refer to our significant accounting policies in NOTE 3 to our unaudited consolidated financial statements included elsewhere in this report. We believe those accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2024 and 2023

The following table sets forth the results of our operations for the three months ended June 30, 2024 and 2023, respectively, indicated as a percentage of total revenue.

	For the three months ended June 30, 2024		For the three months ended June 30, 2023		Amount
	Amount	% of Revenue	Amount	% of Revenue	increase (decrease)	% Percentage
Revenue	$597,396	100%	$337,395	100%	$260,001	77%
Cost of revenue	411,284	69%	297,784	88%	113,500	38%
Gross profit	186,112	31%	39,611	12%	146,501	370%
Operating expenses	304,830	51%	166,894	49%	137,936	83%
Other income, net	1,871	0%	3,223	1%	(1,352)	(42)%
Loss before income tax	(116,847)	(20)%	(124,060)	(37)%	7,213	(6)%
Income tax expense	2.908	0%	(103)	0%	3,011	(2923)%
Net loss from operations	(119,755)	(20)%	(123,957)	(37)%	4,202	(3)%
Less: non-controlling interest	(17,320)	(3)%	(17,937)	(5)%	617	(3)%
Net loss attributable to the Company	$(102,435)	(17)%	$(106,020)	(31)%	$3,585	(3)%

Comparison of the six months ended June 30, 2024 and 2023

The following table sets forth the results of our operations for the six months ended June 30, 2024 and 2023, respectively, indicated as a percentage of total revenue.

	For the six months ended June 30, 2024		For the six months ended June 30, 2023		Amount
	Amount	% of Revenue	Amount	% of Revenue	increase (decrease)	% Percentage
Revenue	$1,097,816	100%	$814,389	100%	$283,427	35%
Cost of revenue	854,482	78%	623,386	77%	231,096	37%
Gross profit	243,334	22%	191,003	23%	52,331	27%
Operating expenses	522,958	48%	240,762	30%	282,196	117%
Other loss, net	(7,171)	(1)%	(12,883)	(2)%	5,712	(44)%
Loss before income tax	(286,795)	(26)%	(62,642)	(8)%	(224,153)	358%
Income tax expense	2,908	0%	8,180	1%	(5,272)	(64)%
Net loss from operations	(289,703)	(26)%	(70,822)	(9)%	(218,881)	309%
Less: non-controlling interest	(41,912)	(4)%	(10,248)	(1)%	(31,664)	309%
Net loss attributable to the Company	$(247,791)	(23)%	$(60,574)	(7)%	$(187,217)	309%

Revenue

Total revenue for the three months ended June 30, 2024 was $597,396, an increase of $260,001, or approximately 77%, as compared to total revenue for the three months ended June 30, 2023 of $337,395. Total revenue for the six months ended June 30, 2024 was $1,097,816, an increase of $283,427, or approximately 35%, as compared to total revenue for the six months ended June 30, 2023 of $814,389. The increase of revenue for the three and six months ended June 30, 2024 was mainly due to an increase in the volume of services provided as compared to the same period of 2023.

We have taken more aggressive measures in our marketing and promotion efforts to improve our sales performance since the beginning of 2024. We initially expected that the demand for our products and services in the market could be expected to grow rapidly. However, the macroeconomic and social demand in the PRC is far less robust than it was expected in the wake of the COVID-19 pandemic. We have committed to iterate and update continuously our products and services with our developing technology, and we expect that our revenue will continue to grow along with our marketing effort and the upgrading of our products in the foreseeable future. The growth of our revenue also depends on the microeconomic and social demand in the PRC.

Currently, the Company’s revenue derives from two sources: 1) sales of smart terminal products, such as unmanned medicine vending machine, that the Company self-manufactures and assembles in its plant, and 2) services rendered, such as installation and debugging of new equipment, maintenance of terminal system of smart equipment, design and development of application system customized to our customers. Goods and services from which the Company derived its revenue are all based on the Company’s technology and manufacturing capacity.

The Company derived its revenue from both third-party customers and related party customers. During the periods presented in the financial statements, the Company derived its revenue from its related parties mainly, with sales to Guangzhou JIE, Guangzhou JIT, Youzhou Jingmi Health Technology Co., Ltd. and Yaolian (Guangzhou) Wulinwang Co., Ltd. (see Note 12 for relationship of these related parties). Generally related parties purchase a machine from Yongzhou JIT and resell it to their customers. In addition, Yongzhou JIT provided installation and maintenance services for its customers and was paid case by case under a range of negotiated rates. End users of the Company’s goods and services mainly includes medical service organizations, business entities and local governments.

Cost of revenue

Cost of revenue for the three months ended June 30, 2024 was $411,284, an increase of $113,500, or approximately 38%, as compared to cost of revenue recorded for the three months ended June 30, 2023 of $297,784. Cost of revenue for the six months ended June 30, 2024 was $854,482, an increase of $231,096, or approximately 37%, as compared to cost of revenue for the six months ended June 30, 2023 of $623,386.

During the three months ended June 30, 2024, we provided more personalized services to third parties, which generated more revenue but less cost of revenue, compared to sales to related parties. In addition, during the three months ended June 30, 2023, we transferred a series of obsolete products to our related parties, which resulted in negative gross profit. Generally, before YZ JIT combined with JRSS on November 30, 2023, YZ JIT transferred obsolete products to GZ JTE with a low price to keep YZ JIT’s products updated. The mentioned situation resulted an increase in revenue but not an increase in the cost of revenue when we compare the three months ended June 30, 2024 to the same period of 2023. In addition to the situation mentioned during the three months ended June 30, 2024 and 2023, the increase of the cost of revenue for the six months ended June 30, 2024 also resulted from an increase in the cost of labor, especially the cost of revenue from our technology service mainly consists of labor cost to fulfill our services obligations. Cost of revenue consists primarily of the cost of the machine sold and incremental cost to fulfil the contracts with customers.

Gross profit

Gross profit for the three months ended June 30, 2024 was $186,112, an increase of $146,501, or approximately 370%, as compared to the three months ended June 30, 2023 of $39,611. The gross margin was 31% for the three months ended June 30, 2024, an increase from 12% for the three months ended June 30, 2023. Gross profit for the six months ended June 30, 2024 was $243,334, an increase of $52,331, or approximately 27%, as compared to the six months ended June 30, 2023 of $191,003. The gross margin was 22% for the six months ended June 30, 2024, a decrease from 23% for the six months ended June 30, 2023.

Generally, our services revenue contributes higher margin than revenue from the sale of goods. In addition, our margins were fluctuated based on customized contracts made with various factors, including customer background and special requirements of our products and services. Also, gross profit was affected by whether the customer is a third party or a related party. During the three months ended June 30, 2024, our revenue and gross profit from the sale of personalized software development to third parties increased significantly. On the other hand, as mentioned above in the cost of revenue section, for the three months ended June 30, 2023 our certain products sold to related parties contributed with negative gross profits.

Operating expenses

Operating expenses consist mainly of research and development, employee salary, marketing and advertising, logistics, auditing and legal services, other professional service and listing support fees, depreciation and amortization, office rental fee and utilities of underlying not associated with production that otherwise recorded as cost of inventories.

Operating expenses for the three months ended June 30, 2024 were $304,830, an increase of $137,936, or approximately 83%, as compared to $166,894 for the three months ended June 30, 2023. During the three months ended June 30, 2024, our selling expense increased $98,986, our general and administrative expenses increased $67,695 and our research and development expenses decreased $28,745, as compared to the same period of 2023.

Operating expenses for the six months ended June 30, 2024 were $522,958, an increase of $282,196, or approximately 117%, as compared to $240,762 for the six months ended June 30, 2023. During the six months ended June 30, 2024, our selling expense increased $193,407, our general and administrative expenses increased $137,575 and our research and development expenses decreased $48,786, as compared to the same period of 2023.

The Company reduced its research and development expenditures for the three and six months ended June 30, 2024 because the Company re-organized and simplified its research team to save cost without reducing the efficiency of research and development activities. The Company is committed to an on-going reorganization to optimize its expenditures to respond to its deficiency of working capital and to make profits. The Company expects to invest more capital in its research and development activities as its financial condition gets better. The increase of selling expenses for the three and six months ended June 30, 2024 as compared to the same period of prior year, mainly result from the increase of the marketing and advertising activities to promote sales in current period. The increase of the general and administrative expense for the three and six months ended June 30, 2024 mainly resulted from the increasing of the professional services and related listing fees for public trading markets, and inventories counting loss during the three months ended June 30, 2024.

Other income (expense), net

Other income mainly consists of: 1) non-capitalized interest expense accrued form bank loans used for working capital; 2) gain or loss on disposal of inventories, equipment and other assets; and 3) government subsidy on tax exemption. For the three months ended June 30, 2024 the Company reported other income of $1,871, as compared to other income of $3,223 for the three months ended June 30, 2023, a decrease of $1,352, or approximately 42%. For the six months ended June 30, 2024 the Company reported other loss of $7,171, as compared to other loss of $12,883 for the six months ended June 30, 2023, an improvement of $5,712, or approximately 44%.

The decrease in net other expense for the three and six months ended June 30, 2024 as compared to the same period of prior year mainly resulted in non-capitalized interest expense due to the reduction of bank loans.

Net income (loss)

We reported a net loss of $102,435 for the three months ended June 30, 2024, as compared to net loss of $106,020 for the three months ended June 30, 2023, a decrease of $3,585 at our net loss, or approximately 3%. We reported a net loss of $247,791 for the six months ended June 30, 2024, as compared to net loss of $60,574 for the six months ended June 30, 2023, an increase of $187,217 at our net loss or approximately 309%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On June 30, 2024, we had cash of $445,902 and a working capital deficit of $286,118 as compared to cash of $423,519 and a working capital deficit of $458,552 at June 30, 2023.

To date, we have financed our operating and investing activities mainly through cash generated from our current operation activities, borrowings from financial institutions and contributions from its shareholders. We had plans to issue our common shares to finance more cash to supplement our working capital. We also planned to finance our business under our management measures and financing policy along with our current financing resources. We did not identify any material capital expenditures requirements at the date of this report, but we were not sure that our cash on hand will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. As management measures and financing policies, we will continue to delay payment and accelerate collection in our operations, as well as optimize and reduce expenses to overcome cash deficits in our normal course of business in the foreseeable future. Even though we may, however, need additional cash resources in the future if we experience changes in business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, capital expenditure or similar actions. If we determine that our cash requirements exceed the amount of cash we have on hand, we may seek to issue equity or equity-linked securities or obtain debt financing including additional bank loans. The issuance and sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The following is a summary of cash provided by or used in each of the indicated types of activities for the six months ended June 30, 2024 and 2023, respectively.

	For the Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$(473,795)	$510,997
Net cash provided by (used in) investing activities	(9,160)	-
Net cash provided by (used in) financing activities	815,837	(226,423)
Exchange rate effect on cash	(5,094)	(19,868)
Net cash inflow (outflow) for the periods	$327,788	$264,706

Operating Activities

Net cash used in our operating activities for the six months ended June 30, 2024 was $473,795, as compared to net cash provided by operating activities of $510,997 for the six months ended June 30, 2023. Net cash used in our operating activities for the six months ended June 30, 2024 was attributable to a net loss of $289,703 for the period and was primarily adjusted by non-cash items such as (1) an aggregate total of $2,037 from right-of used assets amortization expenses and interest expenses accrual of lease liabilities of operating leases, (2) depreciation and amortization expenses of long-lived assets of $24,107, (3) an aggregate gain of $100,393 from disposal of impaired inventories for the six months ended June 30, 2024. Net operating cash inflows for the six months ended June 30, 2024 resulted primarily from the following factors: 1) accounts receivable collected from third parties and related parties amounted to $143,399; 2) a decrease of advance to suppliers of $191,439 due to receipt of inventories from venders; 3) a decrease of inventories $147,670 due to increase of goods sold and disposal of obsoleted inventories, 4) taxes payable increased by $9,011 mainly due to the Company delayed the payments of VAT payable. Cash inflows were offset by the following cash outflows factors: 1) accounts receivable from related parties increased in the amount to $83,269; 2) prepayments and other receivables increased by $1,087 due to the increase of VAT deductibles as of June 30, 2024, 3) account payable both to third parties and related parties decreased aggregate by $218,930 due to much more payments was made to venders; 4) advance from customers decreased of $196,286 due to revenue was recognized in according with the term of certain service contacts which services completely delivery as of June 30, 2024; 5) cash paid for operation lease of $1,087 and 6) Other payables and accrued liabilities decreased by $100,703 due to the Company made more payments for listing professional expense when it was due during the period.

Net cash provided by our operating activities for the six months ended June 30, 2023 was $510,997. This was attributable to net loss $70,822 for the six months ended June 30, 2023 and was primarily adjusted by non-cash items such as (1) an aggregate total of $2,259 from right-of used assets amortization expenses and interest expenses accrual of lease liabilities of operating leases, (2) depreciation and amortization expenses of long-lived assets of $28,240, (3) an aggregate gain of $23,692 from disposal of impaired inventories, and (4) deferred income tax decrease of $4,555 for the six months ended June 30, 2023. Net operating cash inflows for the six months ended June 30, 2023 resulted primarily from the following factors: 1) accounts receivable from both third parties and related parties decreased aggregately by $320,087 due to more cash collected from customers; 2) a decrease of advance to suppliers of $21,922 due to receipt of inventories from venders; 3) accounts payable to related parties increased by $334,739 due to delay payment for the purchase from related parties; Cash inflows were offset by the following cash outflows factors: 1) inventories increased by $7,605 due to the preparation for future goods sold; 2) prepaid expenses and other receivables increased by $1,237 and accounts payable to third parties decreased by $40,003 due to the Company make more payments at June 30, 2023; 3) advances from customers decreased by $4,265 due to revenue recognized from those advances; 4) Taxes payable decreased by $15,508 representing the payable of taxes both corporation income tax and VAT; 5) cash paid for operation lease liabilities of $3,391. 6) other payable and accrued liabilities decreased by $34,282 due to the Company made much more payment for its utility.

Investing Activities

There was $9,160 used in purchase of intangible assets for the six months ended June 30, 2024.

There was no cash provided or used in investing activities for the six months ended June 30 2023.

Financing Activities

Net Cash provided by our financing activities for the six months ended June 30, 2024 was $815,837. For the six months ended June 30, 2024, cash inflows provided by financial activities included: 1) received cash from issuance of common shares of $20,045; 2) proceeds from bank loans of $401,940, 3) capital contribution from our VIE’s legal owners of $415,800; Cash outflows used in financial activities for the six months ended June 30, 2024 included: 1) net cash used in financing purpose between the Company and its related parties amount of $15,810 and; 2) repayments of bank loans amount of $6,138.

Net cash used in our financing activities from the six months ended June 30, 2023 was $226,423. For the six months ended June 30, 2023, we received cash in our financial activities from proceeds of bank loan of amount $433,007 and net cash provided by financing purpose between the Company and its related parties amount $22,263; we repaid bank loan of $681,693.

Inflation

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2023. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

Exhibit Number	Description	Incorporated by Reference to
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
32.1	Section 1350 Certification of Principal Executive Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION
(Registrant)

Date: September 5, 2024	By:	/s/ Linhai Zhu
Linhai Zhu
Chairman of the board,
Chief Executive Officer,
Chief Financial and Accounting Officer