Form 10-Q
period 2024-09-30
JRSIS HEALTH CARE Corp
filed 2024-12-20
CIK 1597892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of December 20, 2024, the registrant had 84,598,650 shares of common stock, par value $.0001 per share, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,372	$118,114
Accounts receivable, net	575,205	714,658
Accounts receivable, net - related parties	715,344	121,086
Advances to suppliers	48,074	345,961
Amount due from related parties	2,707	1,620
Inventories	361,774	455,240
Prepayments and other receivables	84,086	77,211

Total Current Assets	1,788,562	1,833,890

NON-CURRENT ASSETS
Equipment and vehicles, net	43,162	50,024
Intangible assets, net	241,146	257,334
Right of use assets	-	3,277

Total Non-Current Assets	284,308	310,635

TOTAL ASSETS	$2,072,870	$2,144,525

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$1,310,990	$983,007
Long-term loans due within one year	25,243	18,713
Accounts payable, trade	442,246	540,086
Accounts payable, trade-related parties	183,063	261,200
Advances from customers	55,545	218,313
Amount due to related parties	57	14,917
Taxes payable	27,504	18,845
Other payables and accrued liabilities	256,388	221,869
Operating lease liabilities, current	-	3,277

Total Current Liabilities	2,301,036	2,280,227

Long-term loans - noncurrent portion	6,311	24,950

TOTAL LIABILITIES	2,307,347	2,305,177

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
Preferred stock, $0.0001 par value; 2,000,000 shares preferred stock authorized; nil issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-

Common stock, $0.0001 par value; 100,000,000 shares authorized; 84,598,650 and 82,594,105 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	8,460	8,259

Additional paid-in capital	3,529,710	3,154,373
Accumulated deficit	(3,878,835)	(3,442,898)
Accumulated other comprehensive income	143,071	142,860
Total JRSIS HEALTH CARE CORPORATION’s equity	(197,594)	(137,406)

NONCONTROLLING INTERESTS	(36,883)	(23,246)

TOTAL EQUITY	(234,477)	(160,652)

TOTAL LIABILITIES AND EQUITY	$2,072,870	$2,144,525

The accompanying notes are an integral part of the unaudited consolidated financial statements

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

REVENUE	$222,922	$497,361	$1,320,738	$1,311,750

COST OF REVENUE	196,037	377,252	1,050,519	1,000,638

GROSS PROFIT	26,885	120,109	270,219	311,112

OPERATING EXPENSES:
Sales and marketing	106,876	10,358	322,378	32,453
General and administrative	97,359	22,538	384,962	172,566
Research and development	28,840	36,202	48,693	104,841
Total operating expenses	233,075	69,098	756,033	309,860

INCOME (LOSS) FROM OPERATIONS	(206,190)	51,011	(485,814)	1,252

OTHER INCOME (EXPENSE)
Interest income	23	-	182	3,061
Interest expense	(13,848)	(11,703)	(41,738)	(45,429)
Other income (expense)	45	(24)	20,605	17,758
Total other expense, net	(13,780)	(11,727)	(20,951)	(24,610)

INCOME (LOSS) BEFORE INCOME TAXES	(219,970)	39,284	(506,765)	(23,358)

INCOME TAXES EXPENSES (BENEFIT)	7	(123)	2,915	8,057

NET INCOME (LOSS)	(219,977)	39,407	(509,680)	(31,415)
Less: net income (loss) attributable to noncontrolling interest	(31,831)	5,702	(73,743)	(4,546)
NET INCOME (LOSS) ATTRIBUTABLE TO JRSIS HEALTH CARE CORPORATION	$(188,146)	$33,705	$(435,937)	$(26,869)

COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	$(219,977)	$39,407	$(509,680)	$(31,415)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(5,332)	(1,628)	175	4,862
TOTAL COMPREHENSIVE INCOME (LOSS)	$(225,309)	$37,779	$(509,505)	$(26,553)
Less: comprehensive income (loss) attributable to noncontrolling interest	(32,703)	5,467	(73,779)	(3,841)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JRSIS HEALTH CARE CORPORATION	$(192,606)	$32,312	$(435,726)	$(22,712)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	84,598,650	76,757,439	84,510,860	76,757,439

EARNINGS (LOSS) PER SHARE
Income (loss) per share - basic and diluted	$(0.0022)	$0.0004	$(0.0052)	$(0.0004)

The accompanying notes are an integral part of the unaudited consolidated financial statements

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

					Accumulated
	Common Stock		Additional		other
	Number of		Paid-in	Accumulated	comprehensive	Noncontrolling
	Shares	Par Value	capital	Deficit	income	interest	Total
BALANCE, January 1, 2023	76,757,439	$7,676	$3,154,881	$(3,361,986)	$140,976	$(9,890)	$(68,343)
Issuance of common shares to acquired accounting acquiree	5,836,666	583	(508)	-	-	-	75
Net loss	-	-	-	(80,912)	-	(13,676)	(94,588)
Foreign currency translation adjustments	-	-	-	-	1,884	320	2,204
BALANCE, December 31, 2023	82,594,105	8,259	3,154,373	(3,442,898)	142,860	(23,246)	(160,652)
Issuance of common shares	2,004,545	201	19,844	-	-	-	20,045
Capital increasing from VIE’s legal owners	-		355,493			60,142	415,635
Net loss	-	-	-	(435,937)	-	(73,743)	(509,680)
Foreign currency translation adjustments	-	-	-	-	211	(36)	175
BALANCE, September 30, 2024 (Unaudited)	84,598,650	$8,460	$3,529,710	$(3,878,835)	$143,071	$(36,883)	$(234,477)

The accompanying notes are an integral part of the unaudited consolidated financial statements

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(509,680)	$(31,415)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	36,253	41,179
Right-of-use assets amortization	2,894	3,152
Lease liabilities interest expense	30	188
Inventories impairment (return)	(138,497)	(24,206)
Loss from disposal of equipment	-	-
Deferred income tax	-	4,487
Change in operating assets and liabilities
Accounts receivable	144,135	250,503
Accounts receivable - related parties	(578,004)	61,918
Advances to suppliers	294,389	(1,845)
Inventories	233,745	(18,258)
Prepayments and other receivables	(5,820)	(1,938)
Accounts payable	(101,568)	(48,784)
Accounts payable - related parties	(79,168)	203,521
Advances from customers	(161,191)	(3,803)
Taxes payable	8,226	(4,296)
Lease liabilities	(2,923)	(4,455)
Other payables and accrued liabilities	31,118	(4,982)
Net cash provided by (used in) operating activities	(826,061)	420,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(249)
Purchase of intangible assets	(9,182)	-
Net cash used in investing activities	(9,182)	(249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from issuance of common shares	20,045	-
Proceeds from loans	1,278,186	426,482
Repayment of short-term loans	(981,956)	(1,016,509)
Contribution from VIE’s legal owners	419,578	-
Amount financed from (to) related parties	(15,823)	13,785
Net cash provided by (used in) financing activities	720,030	(576,242)

EFFECT OF EXCHANGE RATE ON CASH	(1,529)	(2,547)

DECREASE IN CASH	(116,742)	(158,072)

CASH, beginning of period	118,114	158,813

CASH, end of period	$1,372	$741

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$3,870	$4,978
Cash paid for interest expense, net of capitalized interest	$40,817	$41,301

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Right-of-use assets decreased in amendment current operating lease liabilities	$339	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

Until March 31, 2022, Runteng owned 70% of the equity in Harbin Jiarun Hospital Co., Ltd. (“Jiarun”), a for-profit hospital incorporated in Harbin City of Heilongjiang Province, the People’s Republic of China (“the PRC”) in February 2006. The remaining 30% of the equity in Jiarun was owned by Zhang Junsheng, who is the Chairman of the Board of JRSIS Health Care Corporation until March 2022. On April 28, 2022, Runteng transferred its 70% equity interest in Jiarun to Zhang Junsheng (the “Spin-Off”). In exchange for the 70% interest in Jiarun, Zhang Junsheng transferred to Runteng 5,392,000 shares of JRSIS common stock. After the Spin-Off, JRSIS does not beneficially own any equity interest in Jiarun and ceased to consolidate Jiarun financial results with the financial results of JRSIS as on April 1, 2022.

On April 12, 2022, Runteng organized and owned 100% of the equity in Laidian Technology (Zhongshan) Co., Ltd. (“Laidian”), a wholly foreign-owned enterprise (“WFOE”) subsidiary registered under the law of the People’s Republic of China (“the PRC”) in Zhongshan City, Guangdong Province. Laidian initially engage in the business of providing charging services to electric vehicles in Zhongshan City, until the Company obtained the majority variable interest in Yongzhou Jumi Intelligent Technology Co., Ltd. (“Yongzhou JIT” or YZ JIT) on November 30, 2023.

On November 30, 2023, the Company through Laidian, a wholly-owned subsidiary of JRSIS, completed an acquisition transaction by entering into and executing four agreements with Yongzhou Jumi Intelligent Technology Co., Ltd. (“Yongzhou JIT”) and Guangzhou Jumi Intelligent Equipment Co., Ltd. (“Guangzhou JIE”) (the “Management Agreements”). After the execution of these Management Agreements, the Company obtained 85.53% variable interest in Yongzhou JIT. Subsequent to this transaction, the Company abandoned its prior business plan and is pursuing Yongzhou JIT’s historical businesses and its proposed businesses.

Each of the Management Agreements is summarized as below:

Exclusive Business Cooperation Agreement.

Under the Exclusive Business Consulting Agreement between Laidian and Yongzhou JIT, Laidian has the exclusive right to provide Yongzhou JIT marketing, management, consulting and other services related to its business operations. To fulfill its obligations, Laidian will provide to Yongzhou JIT the management and marketing services of Zhuowei Zhong, who is the Chairman of Laidian. In compensation for the services provided by Laidian, Yongzhou JIT will pay Laidian a quarterly fee equal to 85.53% of any net income that Yongzhou JIT earns from its business while being managed by Zhuowei Zhong less any losses carried forward from prior quarters. The remaining 14.47% of the net income earned by Yongzhou JIT will be distributed to Guangzhou JIE for further distribution to an entity that owns 14.47% of Guangzhou JIE and has not agreed to participate in the Management Arrangement (the Unpledged Interest”). The Exclusive Business Consulting Agreement will remain in effect until terminated by the parties.

Equity Interest Pledge Agreement.

Guangzhou JIE, which owns all the registered equity in Yongzhou JIT, has entered into an Equity Interest Pledge Agreement with Laidian. Pursuant to this agreement, Guangzhou JIE pledged 85.53% of its equity interest in Yongzhou JIT, including the right to receive dividends, to Laidian to secure the performance of Yongzhou JIT’s obligations under the Exclusive Business Consulting Agreement described above. If Yongzhou JIT breaches relevant contractual obligations under this agreement, Laidian, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Guangzhou JIE has agreed not to transfer or create any new encumbrance on its equity interests without the prior written consent of Laidian. The Equity Interest Pledge Agreement shall terminate when Yongzhou JIT has fully performed its obligations under the Exclusive Business Consulting Agreement.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Exclusive Option Agreement.

Under the Exclusive Option Agreement among Laidian, Yongzhou JIT and Guangzhou JIE, Guangzhou JIE irrevocably granted Laidian or its designated person(s) an exclusive option to purchase, when and to the extent permitted under PRC law, all or part of its equity interest in Yongzhou JIT. The purchase price for the equity interest in Yongzhou JIT shall be determined through consultation according to the appraisal value approved by the relevant authorities and shall be the minimum amount permissible under PRC law. The Exclusive Option Agreement will be valid until all of the equity interest in Yongzhou JIT has been transferred to Laidian. The Exclusive Option Agreement provides, among other things, without Laidian’s prior written consent:

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

Power of Attorney.

Under the Power of Attorney, Guangzhou JIE grants to Laidian the authority to exercise all the powers given to Guangzhou JIE as a shareholder of Yongzhou JIT.

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

Description of subsidiaries and VIEs as of September 30, 2024

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

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended September 30, 2024 and 2023 the Company incurred a significant net loss of $509,680 and $31,415, the recurring operating loss resulted in an accumulated deficit of $3,878,835 as of September 30, 2024. The Company generated cash outflow from its operating activities of $826,061 and cash inflow of $420,966 for the nine months ended September 30, 2024 and 2023, the fluctuation of cash flows resulted in a working capital deficit of $512,474 and $405,105 as of September 30, 2024 and 2023. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its external financing, including bank loans and issuance of its shares to potential shareholders, and (2) further implement management’s business plan to extend its operations and generate sufficient revenue and cash flows to meet its obligations. Management believes that it can obtain additional bank loans and the issuance of common shares of the Company is available if the Company decides to do so and believes that the Company’s operation can generate enough revenue and cash to meet its obligation in the normal course of business in future because the Company’s operations are on the upward trend. While the Company believes in its ability to raise additional funds and in the viability of its strategy to increase sales volume and cash flows, there can be neither any assurances to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

The unaudited interim consolidated financial information as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2023 previously filed with the SEC on May 26, 2024.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statements of the Company’s unaudited consolidated financial position as of September 30, 2024 and its unaudited consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, and its unaudited consolidated cash flows for the nine months ended September 30, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

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

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	September 30, 2024	September 30, 2023
Period-end RMB:US$1 exchange rate	7.0176	7.2960
For the nine months ended RMB:US$1 average exchange rate	7.1977	7.0343

December 31, 2023
Period-end RMB:US$1 exchange rate	7.0809
For the year ended RMB:US$1 average exchange rate	7.0999

●	Related Parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company’s chief operating decision maker has been identified as the CEO who reviews consolidated results of the Company when making decisions about allocating resources and assessing performance. The Company is domiciled in the United States while its main business operation is within the PRC and it earns a majority of its revenue from external customers attributed from the PRC. As a whole and hence, the Company has only one operating segment for the periods ended September 30, 2024 and 2023, respectively.

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

Advances to suppliers consist of prepayments to our vendors, such as outsources services and marketing promotion parties. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from, and payments to, our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If we have difficulty receiving products from a vendor, we take the following steps: cease purchasing products from such vendor, ask for return of our prepayment promptly, and if necessary, take legal action. If all of these steps are unsuccessful, management then determines whether the prepayments should be reserved or written off. As of September 30, 2024 and December 31, 2023, the balance of allowance for doubtful accounts was $0 and $0, respectively.

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

Intangible assets consist primarily of patents, including utility model patents, software copyright and utility software purchased from outside parties. Intangible assets are stated at cost less accumulated amortization and impairment, if any. Intangible assets are amortized using the straight-line method with the following estimated useful lives:

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

Identify a lease

At inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange of a consideration. To assess whether a contract is or contains a lease, the Company assesses whether the contract involves the use of an identified asset, whether it has the right to obtain substantially all the economic benefits from the use of the asset and whether it has the right to control the use of the asset.

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

The Company determined each performance obligation identified from a contract with a customer for design and development of software systems and contracts for system installment and maintenance at the inception of each contract whether it satisfied over time or at point in time. During the three and nine months ended September 30, 2024 and 2023, all the performance obligation identified from the contracts were satisfied at point in time and its related revenue were recognized at point in time.

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

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company reported $98,098 and $0 of advertising and promotional expenses for the three months ended September 30, 2024 and 2023, respectively, and reported $292,889 and $0 of advertising and promotional expenses for the nine months ended September 30, 2024 and 2023, respectively.

●	Research and Development Expenses

Research and development expenses consist primarily of salary and welfare for research and development department personnel and materials used for research. The Company reported $28,840 and $36,202 as research and development expenses for the three months ended September 30, 2024 and 2023, respectively; and reported $48,693 and $104,841 as research and development expenses for the nine months ended September 30, 2024 and 2023, respectively.

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

For the three and nine months ended September 30, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2024 and December 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

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

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the major classes of assets and liabilities of the VIE in the PRC are included in the consolidated financial statements as of September 30, 2024 and December 31, 2023 consist of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)
Current assets:
Cash	$1,372	$108,958
Accounts receivable, net	575,205	714,658
Accounts receivable, net - related parties	715,344	121,086
Advances to suppliers	48,074	345,961
Amount due from related parties	2,707	1,620
Inventories	361,774	455,240
Prepayments and other receivables	84,086	77,211
Total current assets	1,788,562	1,824,734

Non-current assets:
Equipment and vehicle, net	43,162	50,024
Intangible assets, net	241,146	257,334
Right of use assets	-	3,277
Total assets from VIE	2,072,870	2,135,369

Current liabilities:
Short-term loans	1,310,990	983,007
Long-term loans due within one year	25,243	18,713
Accounts payable, trade	442,246	540,086
Accounts payable, trade - related parties	183,063	261,200
Advances from customers	55,545	218,313
Amount due to related parties	-	5,761
Taxes payable	27,504	18,845
Other payables and accrued liabilities	256,388	221,869
Operating lease liabilities, current	-	3,277
Total current liabilities	2,300,979	2,271,071
Non-current liabilities
Long-term loans - noncurrent portion	6,311	24,950
Operating lease liabilities, non-current		-
Total liabilities	2,307,290	2,296,021

The summarized unaudited operating results of the VIE in the PRC included in the Company’s unaudited consolidated financial statements for the periods indicated consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$222,922	$497,361	$1,320,738	$1,311,750
Cost of revenue	196,037	377,252	1,050,519	1,000,638
Gross profit	26,885	120,109	270,219	311,112

Operating expenses	233,075	69,098	756,033	309,860
Other income (expenses)	(13,780)	(11,727)	(20,896)	(24,610)
Income (loss) before income taxes	(219,970)	39,284	(506,710)	(23,358)

Income taxes (benefit)	7	(123)	2,915	8,057
Net income (loss) from VIE operations	(219,977)	39,407	(509,625)	(31,415)
Less: net income (loss) attributable to noncontrolling interest	(31,831)	5,702	(73,743)	(4,546)
Net income (loss) attributable to parent company	$(188,146)	$33,705	$(435,882)	$(26,869)

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024, the VIE had amounts due to non-VIE subsidiaries within the Company of approximately $20,045, representing the amount YZ JIT received in consideration of common shares JRSIS issued in March 2024. As of December 31, 2023 the VIE had not recorded any amount due to or due from non-VIE subsidiaries of the Company.

For the nine months ended September 30, 2024, JRSIS issued 2,004,545 common shares to certain personnel in the PRC. The consideration for these shares amounted to $20,045 (approximately RMB 143,686) that was received by Yongzhou JIT, the VIE of the Company; For the three months ended September 30, 2024 and for the three and nine months ended September 30, 2023, the VIE had no transaction with any subsidiary of the Company. All transactions incurred and ending balances between VIE and non-VIE subsidiaries of the Company would be eliminated upon consolidation.

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

5.	ACCOUNTS RECEIVABLE

The accounts receivable, excluding accounts receivable from related parties, consisted of the following:

	September 30, 2024	December 31, 2023
Accounts receivable, cost	$575,205	$714,658
Less: allowance for credit loss	-	-
Accounts receivable, net	$575,205	$714,658

The Company did not record any allowance for credit loss of accounts receivable for the three and nine months ended September 30, 2024 and 2023.

6.	INVENTORIES

Inventories consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials and parts	$242,863	$302,322
Work-in-progress	18,692	128,900
Finished goods	148,723	212,364
Subtotal	410,278	643,586
Less: impairment allowance	(48,504)	(188,346)
Inventories, net of allowance for impairment	$361,774	$455,240

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not record any allowance for impairment of inventories for the three and nine months ended September 30, 2024 and 2023, respectively. There were $38,104 and $514 of allowance for impairment of inventories transferred out due to disposal of impaired inventories for the three months ended September 30, 2024 and 2023, respectively, and there were $138,497 and $24,206 of allowance for impairment of inventories transferred out due to disposal of impaired inventories for the nine months ended September 30, 2024 and 2023, respectively. In June 2024, YZ JIT disposed of certain obsolete inventories, which resulted a loss of $60,884.

7.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables present the amount the Company prepaid as deposits on leases and utilities, security deposits of certain contracts, advances to employees for ordinary business purpose for the company which might reimburse or return from the employee, VAT deductible and advances for employee’s social security payments such as and so on. The table below sets forth the balance of these categories as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Deposits	$21,228	$20,981
Advances to personnel	1,781	1,408
VAT deductible	53,351	51,714
Other receivables	7,726	3,108
Subtotal	84,086	77,211
Less: allowance for doubtful accounts	-	-
Prepayments and other receivables, net	$84,086	$77,211

Management evaluated the recoverable value of these balances periodically according to the Company’s credit policy and allowance for credit loss, if any. For the three and nine months ended September 30, 2024 and 2023, the Company did not report any allowance for credit loss of prepayment and other receivables.

8.	EQUIPMENT AND VEHICLES

Equipment and vehicles consisted of the following:

	September 30, 2024	December 31, 2023
Production line and equipment	$110,497	$108,116
Office equipment and furniture	33,141	32,757
Transportation instrument	6,781	6,703
	150,419	147,576
Less: accumulated depreciation	(107,257)	(97,552)
Equipment and vehicles, net	$43,162	$50,024

The Company reported depreciation expense on its equipment and vehicles in the amount of $2,697 and $3,838 for the three months ended September 30, 2024 and 2023, respectively. The Company reported depreciation expense on its equipment and vehicles in the amount of $8,346 and $13,015 for the nine months ended September 30, 2024 and 2023, respectively.

No impairment loss was recognized during the three and nine months ended September 30, 2024 and 2023.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2024	December 31, 2023
Utility model	$42,212	$41,722
Copyright	334,200	330,327
Financial application software	9,418	-
	385,830	372,049
Less: accumulated amortization	(144,684)	(114,715)
Intangible assets, net	$241,146	$257,334

The Company recorded amortization expense on these intangible assets for the three months ended September 30, 2024 and 2023 totaling $9,449 and $9,101, respectively. The Company recorded amortization expense on these intangible assets for the nine months ended September 30, 2024 and 2023 totaling $27,907 and $28,164, respectively.

The estimated amortization expense on these intangible assets in the next five years and thereafter is as follows:

Year ending September 30:
2025	$38,583
2026	38,583
2027	38,583
2028	38,583
2029	38,583
Thereafter	48,231
Total:	$241,146

10.	LEASES

The following consisted of leases under which the Company is a lessee.

Operating Lease

In October 2022, the Company entered in a lease contract to lease five dormitory rooms for use as dormitory of staffs (“2022 Dormitory Lease”). According to the lease contract, the lease term is about 24 months duration from October 2022 to September 2024; the lease payments are $369 (appropriate RMB 2,615) per month and payable quarterly in advance. The Company should inform the lessor 30 days in advance to the end of the contract if the Company would like to continue to lease the dormitory room and the leased space and price will be re-negotiated and agreed by the two parties in the circumstance at that time; at the inception of the lease contract, the Company could not determine that it will renew the lease contract in the same terms. In May 2024, the Company terminated the lease of one of the five dormitories rooms. The lease contract continued except that the monthly lease payment declined to RMB 2,116 per month since May 2024.

Short-term Lease

Generally, the Company enters into lease contracts to rent a plant area for use of its product manufacturing, laboratory for research and development and production office (“Plant Leases”) in May each year. Plant leases were renewed every year upon re-negotiation of the lease term with the lessor. Each Plant Lease has a lease term of 12 months but with varying plant sizes and unit rental fees, determined in the circumstances. The Company can determine whether it will continue to lease the plant from the lessor and the lease terms if it continue the lease at the commencement date of each Plant lease. Each Plant Lease is treated as a separate lease agreement. The Company elected not to recognize a right-of-use asset and lease liability requirement to these Plants Leases, because it has a lease term of 12 months or less. The Company recognized the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024 and December 31, 2023, the Company reported the following amounts in the Company’s balance sheets:

	September 30, 2024	December 31, 2023
Assets
Right-of-use assets	$-	$3,277
Total	$-	$3,277

Liabilities
Finance lease liabilities-current	$-	$-
Operating lease liabilities-current	-	3,277
Finance lease liabilities-non-current	-	-
Operating lease liabilities-non-current	-	-
Total of leases liabilities	$-	$3,277

The following table illustrated quantitative information for the Company as a lessee for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Lease Cost:
Finance lease cost
Amortization of right-of-use assets	$-	$-	$-	$-
Interest on lease liabilities	-	-	-	-
Operating lease cost	887	1,081	2,924	3,340
Short-term lease cost	18,476	18,239	55,164	56,445
Variable lease cost	-	-	-	-
Sublease income	-	-	-	-
Total lease cost	$19,363	$19,321	$58,088	$59,785

Other information
(Gain) and losses on sale and lease back transactions, net	$-	$-	$-	$-
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$-	$-	$-	$-
Operating cash flows from operating leases	$(1,836)	$(1,436)	$(2,923)	$(4,455)
Financing cash flow from finance leases	$-	$-	$-	$-
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$-	$-
Weighted-average remaining lease term – finance leases	-	-	-	-
Weighted-average remaining lease term – operating leases	-	1.00	-	1.00
Weighted-average discount rate – finance leases	-	-	-	-
Weighted-average discount rate – operating leases	4.75%	4.75%	4.75%	4.75%

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table is a maturity analysis of it operating lease liabilities that showing the minimum annual undiscounted cash flows the Company will pay in the following five years and the total thereafter as of September 30, 2024:

2025	$-
2026	-
2027	-
2028	-
2029	-
Thereafter	-
Total of undiscounted cash flows	-
Less interest accrued	-
Operating lease liabilities	$-

11.	REVENUE

The Company’s revenue derived from two sources: 1) sales of smart terminal products, such as unmanned medicine vending machine, that the Company self-manufactured and assembled in its plant, and 2) services rendered, such as installation and debugging of new equipment, maintenance of terminal systems of smart equipment, designing and development of application systems customized to its customers. Goods and services that the Company transferred deriving its revenue are all based on the Company’s technology and manufacturing capacity.

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

During the three and nine months ended September 30, 2024 and 2023, all customers of the Company were within the PRC and all revenue derived within the PRC.

The following table set forth quantitative information related to revenue for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Goods sold directly to third parties	$-	$-	$49,792	$226,314
Goods sold to related parties	139,808	251,787	395,570	459,065
Total revenue from goods sold	139,808	251,787	445,362	685,379
Service rendered directly to third parties	-	255	623,553	255
Service rendered to related parties	83,114	245,319	251,823	626,116
Total revenue from service rendered	83,114	245,574	875,376	626,371
Total revenue	$222,922	$497,361	$1,320,738	$1,311,750

Cost of revenue:
Goods sold directly to third parties	$-	$-	$25,351	$129,902
Goods sold to related parties	117,956	177,518	324,983	348,113
Total cost of revenue from goods sold	117,956	177,518	350,333	478,015
Service rendered directly to third parties	-	-	469,226	-
Service rendered to related parties	78,081	199,734	230,959	522,623
Total cost of revenue from service rendered	78,081	199,734	700,186	522,623
Total cost of revenue	$196,037	$377,252	$1,050,519	$1,000,638

Gross profit	$26,885	$120,109	$270,219	$311,112

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Related parties and its relationship:

The following related parties involved in transactions with the Company during the three and nine months ended September 30, 2024 and 2023, or had ending balance as of September 30, 2024 and December 31, 2023, respectively.

Name of related parties	Relationship
Guangzhou Jumi Intelligent Equipment Co., Ltd. (“Guangzhou JIE” or “GZ JIE”)	The legal parent of Yongzhou JIT in the PRC and under common control of Linhai Zhu.
Guangzhou Jumi Intelligent Technology Co., Ltd. (“Guangzhou JIT” or “GZ JIT)	A wholly held subsidiary of Guangzhou JIE, under the common control of Linhai Zhu.
Kangmi Yaolian (Guangzhou) Wulinwang Co., Ltd.	Guangzhou JIE held 15% equity interest of this company and Linhai Zhu also the CEO of this company.
Shanghai Jiuchenbengou Information and Technology Co., Ltd.	Guangzhou JIE held 18% equity interest of this entity and Guangzhou JIE had significant influence on this company’s operation and financing activities.
Yongzhou Jingmi Health Technology Co., Ltd.	Guangzhou JIE directly and indirectly held 51% equity interest of this entity was under the control of Guangzhou JIE and Mr. Linhai Zhu
Linhai Zhu, his spouse Mei Liu	Linhai Zhu is the CEO of the Company and a majority shareholder of the Company.
Zhuowei Zhong	One of the Company’s directors and the CEO of the Company until November 30, 2023.
Lugeng Zhou	The General Manager of Yongzhou JIT

Accounts receivable, net – related parties

Accounts receivable, net – related parties consisted of the following:

Name of related parties:	September 30, 2024	December 31, 2023
Guangzhou Jumi Intelligent Equipment Co., Ltd. (1)	$569,582	$-
Guangzhou Jumi Intelligent Technology Co., Ltd.	46,056	-
Kangmi Yaolian (Guangzhou) Wulinwang Co., Ltd. (2)	57,313	65,100
Shanghai Jiuchenbengou Information and Technology Co., Ltd. (2)	42,393	41,902
Yongzhou Jingmi Health Technology Co., Ltd. (2)	-	14,084
	$715,344	$121,086

(1)	The amount presents the balance of accounts receivable from goods sold to Guangzhou JIE and Guangzhou JIT during the current period.

(2)	Amounts derived from the accounts receivable of goods sold to such parties for prior periods.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amount due from related parts

Name of related parties:	September 30, 2024	December 31, 2023
Lugeng Zhou (1)	$-	$494
Yongzhou Jingmi Health Technology Co., Ltd. (2)	2,707	1,126
	$2,707	$1,620

(1)	The balance was the interest due from Mr. Lugeng Zhou, Yongzhou JIT’s general manager. This amount was paid off at January 2024.

(2)	The balance were loans to related parties free of interest and due on demand.

Accounts payable – related parties:

Name of related parties:	September 30, 2024	December 31, 2023
Guangzhou Jumi Intelligent Equipment Co., Ltd. (1)	$183,063	$261,200
	$183,063	$261,200

(1)	The amount presents the balance of accounts payable for intangible assets purchased from Guanzhou JIE.

Amount due to related parties

Name of related parties:	September 30, 2024	December 31, 2023
Linhai Zhu	$-	$5,760
Zhuowei Zhong	57	9,157
	$57	$14,917

Related parties’ transactions

Revenue recognized from goods and services transferred to related parties amounts to $222,922 and $497,106, or 100% and 100% of total revenue, for the three months ended September 30, 2024 and 2023, respectively. Revenue recognized from goods and services transferred to related parties amounted to $647,393 and $1,085,181, or 49% and 83% of total revenue, for the nine months ended September 30, 2024 and 2023, respectively.

Purchase of raw materials and software to be used in assembling machines from related parties amounted to $67,633 and $197,161, or 12% and 45% of total purchased for the three months ended September 30, 2024 and 2023, respectively. Purchase of raw materials and software to be used in assembling machine for related parties amounted to $232,466 and $555,945, or 24% and 66% of total purchase, for the nine months ended September 30, 2024 and 2023, respectively.

On June 29, 2024, Guangzhou JIE made a capital contribution of $412,814 (approximately RMB 3,000,000) to YZ JIT, the 85.53% beneficiary VIE of the Company. On August 30, 2024, Guangzhou JIE made a capital contribution of $2,821 (approximately RMB 20,000) to YZ JIT. These contributions were recorded as additional paid-in capital in the financial statements.

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

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On August 16, 2022, Linhai Zhu and his spouse Mei Liu provided a guarantee for the short-term loan of $547,563 from China Construction Bank. The loan was fully paid in August 2024.

On June 29, 2023, Linhai Zhu, his spouse Mei Liu and Guangzhou Jumi Intelligent Equipment Co., Ltd. provided a guarantee for the short-term loan of $412,814 from Bank of China. The loan was fully paid in July 2024.

On July 2, 2024, Linhai Zhu, his spouse Mei Liu and Guangzhou Jumi Intelligent Equipment Co., Ltd. provided a guarantee for the short-term loan from Bank of China which has ending balance as of September 30, 2024 of $370,497.

On August 12, 2024, Linhai Zhu, his spouse Mei Liu and Guangzhou Jumi Intelligent Equipment Co., Ltd. provided a guarantee for the short-term loan from China Construction Bank which has ending balance as of September 30, 2024 of $527,246.

13.	BANK LOANS

Short-term Loans

Short-term loans consist of the following:

	September 30, 2024	December 31, 2023
In June 2023, YZ JIT borrowed from Bank of China US$422,541 (approximated RMB 3,000,000) with a fixed annual interest rate at 3.80%, due on June 29, 2024. This loan was secured by Mr. Linhai Zhu, the CEO of the Company, and his spouse Ms. Liu Mei and Guangzhou JIE., a related company under common control of Linhai Zhu. This loan was fully paid on July 1, 2024.	$-	$422,541

In August 2022, YZ JIT borrowed from China Construction Bank US$579,945 (approximated RMB 4,000,000) with a fixed annual interest rate at 4.50%, originally maturity on August 16, 2023. YZ JIT repaid RMB 20,746.58 during 2023 and extended the remaining loan principal amount to US$560,466 (approximated RMB 3,979,253.42) till August 16, 2024 with the annual interest rate of 4.75%. This loan was secured by Mr. Linhai Zhu, the CEO Company, and his spouse Ms. Liu Mei and Guangzhou JIE, a related company under common control of Linhai Zhu. This loan was fully paid in August 2024.	-	560,466

On March 5, 2024, YZ JIT borrowed from Industrial and Commercial Bank of China (ICBC) $401,645 (Approximated RMB 2,900,000) with fixed annual interest rate at 3.65%, maturity date of March 5, 2025. No guarantee and no collateral was provided for this loan.	413,247	-

In July 2024, YZ JIT borrowed from Bank of China amount to US$370,497 (approximated RMB 2,600,000) with a fixed annual interest rate at 3.70%, due on July 2, 2025. This loan secured by Mr. Linhai Zhu, the CEO of the Company, and his spouse Ms. Liu Mei and Guangzhou JIE., a related company under common of Linhai Zhu.	370,497	-

In August 2024, YZ JIT borrowed from China Construction Bank amount to US$527,246 (approximated RMB3,700,000) with a fixed annual interest rate at 4.00%, maturity on August 12, 2025. This loan secured by Mr. Linhai Zhu, the CEO of Company, and his spouse Ms. Liu Mei.	527,246	-

Total short-term loans	$1,310,990	$983,007

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-term loans

Long-term loans consist of following:

	September 30, 2024	December 31, 2023
In December 2023, YZ JIT and Shenzhen Qianhai Webank entered into a loan agreement to borrow RMB 310,000 (approximated US$43,663) with a fixed annual interest rate at 6.0653%, to be repaid in installments and fully due on December 12, 2025.	$31,554	$43,663
Subtotal of long-term loans	31,554	43,663
Less: long-term loans - current portion	(25,243)	(18,713)
Long-term loans – noncurrent portion	$6,311	$24,950

All bank loans the Company borrowed were for use as working capital in the ordinary course of business. For the three months ended September 30, 2024 and 2023, the Company recorded interest expense on bank loans of $13,846 and $11,673, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded interest expense on bank loans of $40,817 and $45,429, respectively.

14.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Salary payable	$95,203	$58,243
Short-term lease payable (1)	59,409	39,147
Accrued operating expenses (2)	75,559	114,759
Other payables	26,217	9,720
	$256,388	$221,869

(1)	The Company elected a short-term lease accounting policy to record the lease of its plant area and did not recognize right-of-use assets and lease liabilities. The short-term lease payable represents the amount that lease payment was due and outstanding as of the balance sheet day.

(2)	Accrued operating expenses included audit fee, consulting fee, services fee and utilities expenses that were incurred in the ordinary course of the Company’s operation.

15.	NON-CONTROLLING INTERESTS

The Company has a controlling financial interest in YZ JIT, a majority VIE of the Company, which is consolidated in the Company’s financial statements with a non-controlling interest (“NCI”) recognized. The Company held an 85.53% controlling financial interest in YZ JIT as of September 30, 2024 and December 31, 2023.

As of September 30, 2024 and December 31, 2023, NCI in the consolidated balance sheet was ($36,883) and ($23,246), respectively. For the three months ended September 30, 2024, the comprehensive loss attributable to shareholders’ equity and NCI is ($192,606) and ($32,703), respectively. For the nine months ended September 30, 2024, the comprehensive loss attributable to shareholders’ equity and NCI is ($435,726) and ($73,779), respectively. For the three months ended September 30, 2023, the comprehensive income attributable to shareholders’ equity and NCI is $32,312 and $5,467, respectively. For the nine months ended September 30, 2023, the comprehensive loss attributable to shareholders’ equity and NCI is ($22,712) and ($3,841), respectively.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	TAXATION

Income Taxes

United States of America

JRSIS is registered in the State of Florida and is subject to the tax laws of United States of America.

The Company has no tax position at September 30, 2024 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company did not recognize interest accrued related to unrecognized tax benefits or penalties during the periods presented. The Company had no accruals for interest and penalties at September 30, 2024. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

As of September 30, 2024, the operations in the United States of America had incurred $23,233,689 of cumulative net operating losses which can be carried forward to offset future taxable income in the United States. The net operating loss carryforwards begin to expire in 2044, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $4,879,075 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three and nine months ended September 30, 2024 and 2023 from our continuing operation is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Loss before income taxes from PRC operation	$(219,970)	$39,284	$(506,765)	$(23,358)
Statutory income tax rate	25%	25%	25%	25%
Income tax expense (benefit) at statutory rate	(54,993)	(9,821)	(126,691)	(5,840)
Tax effect of non-deductible items	7	-	2,915	8,057
Tax effect of non-taxable items	-	-	-	-
Valuation allowance of deferred tax assets	54,993	9,698	126,691	5,840
Income tax expense (benefit)	$7	$(123)	$2,915	$8,057

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

The following table provided details of taxes payable as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
VAT payable	$27,317	$15,830
Corporation income tax	-	969
Withholding personal tax	-	176
Other levies	187	1,870
Total taxed payables	$27,504	$18,845

17.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Income (loss) attributable to common shareholders	$(188,146)	$33,705	$(435,937)	$(26,869)
Denominator:
Weighted average common shares outstanding – Basic and diluted	84,598,650	76,757,439	84,510,860	76,757,439
Income (loss) per share – basic and diluted	$(0.0022)	$0.0004	$(0.0052)	$(0.0004)

18.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 2,000,000 shares of preferred stock, $0.0001 par value. No shares were issued and outstanding as of September 30, 2024 and December 2023.

The Company is authorized to issue 100,000,000 shares of common stock, $0.0001 par value. As of November 30, 2023, immediately before the closing of the Reverse Acquisition as described in NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND, the Company has 5,836,666 shares of common stock issued and outstanding. To affect the closing of the Reverse Acquisition, the Company issued 76,757,439 shares of its common stock to Jumi GCL which is a holding company owned by Linhai Zhu, Yulin IGP and Jumi IIP, who are the beneficial owners of 85.53% of Guangzhou JIE that adopted the underlying Reverse Acquisition. On March 12, 2024, the Company issued 2,004,545 common shares to certain personal in the PRC. The consideration for these shares issued amounted to $20,045 (approximately RMB 143,686), which was received by Yongzhou JIT, the VIE of the Company. As of September 30, 2024, the common shares issued and outstanding are 84,598,650 shares.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the subsidiaries of the Company in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. These benefits are required to accrue for, based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were approximately $2,620 and $1,652 for the three months ended September 30, 2024 and 2023, respectively. The total contributions made for such employee benefits were approximately $6,939 and $4,376 for the nine months ended September 30, 2024 and 2023, respectively.

20.	STATUTORY RESERVES

Under the PRC Law the Company’s subsidiaries and VIE are required to make appropriations to their statutory reserve based on after-tax net earnings which are determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. The Company’s subsidiaries and VIE have not been made earnings determined in PRC GAAP; therefore there were not any statutory reserves made until September 30, 2024.

21.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risks:

(a)	Major customers

For the three months ended September 30, 2024, one customer accounted for 10% or more of the Company’s total revenue and its related outstanding accounts receivable as at the balance sheets date presented as follows:

	For the Three Months Ended September 30, 2024		September 30, 2024
Customers	Revenue	Percentage of revenue	Accounts receivable
Customer A	$201,553	91%	$569,582

	$201,553	91%	$569,582

For the nine months ended September 30, 2024, three customers each accounting for 10% or more of the Company’s total revenue and its related outstanding accounts receivable at the balance sheets date presented as follows:

	For the Nine Months Ended September 30, 2024		September 30, 2024
Customers	Revenue	Percentage of revenue	Accounts receivable
Customer A	$613,635	46%	$569,582
Customer B	393,207	30%	-
Customer C	157,283	12%	-
	$1,164,125	88%	$569,582

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2023, one customer accounted for 10% or more of the Company’s total revenue and its related outstanding accounts receivable at the balance sheets date presented as follows:

	For the Three Months Ended September 30, 2023		September 30, 2023
Customers	Revenue	Percentage of revenue	Accounts receivable
Customer A	$497,106	100%	$-

	$497,106	100%	$-

For the nine months ended September 30, 2023, two customers accounted for 10% or more of the Company’s total revenue and its related outstanding accounts receivable at the balance sheets date presented as follows:

	For the Nine Months Ended September 30, 2023		September 30, 2023
Customers	Revenue	Percentage of revenue	Accounts receivable
Customer A	$1,070,041	82%	$-
Customer D	196,295	15%	392,311
	$1,266,336	97%	$392,311

(b)	Major vendors

For the three months ended September 30, 2024, the vendors who accounted for 10% or more of the Company’s total purchases and its outstanding accounts payable balances as at balance sheets, are presented as follows:

	For the Three Months Ended September 30, 2024		September 30, 2024
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$67,633	19%	$183,063
Vendor B	78,641	22%	-
Vendor C	78,641	22%	-
	$224,915	63%	$183,063

For the nine months ended September 30, 2024, the vendor who accounted for 10% or more of the Company’s total purchases and its outstanding accounts payable balances as at balance sheets, are presented as follows:

	For the Nine Months Ended September 30, 2024		September 30, 2024
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$232,466	24%	$183,063

	$232,466	24%	$183,063

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2023, the vendors who accounted for 10% or more of the Company’s total purchases and its outstanding accounts payable balances as at balance sheets, are presented as follows:

	For the Three Months Ended September 30, 2023		September 30, 2023
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$197,161	84%	$199,648
Vendor E	32,442	13%	-
	$229,603	97%	$199,648

For the nine months ended September 30, 2023, the vendors who accounted for 10% or more of the Company’s total purchases and its outstanding accounts payable balances as at balance sheets, are presented as follows:

	For the Nine Months Ended September 30, 2023		September 30, 2023
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$555,945	66%	$199,648
Vendor D	84,057	10%	-
	$640,002	76%	$199,648

(c)	Credit risk

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

The Company’s interest-rate risk arises from bank loans. The Company manages interest rate risk by varying the borrowing and maturity dates of variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2024 and December 31, 2023, all bank loans were at fixed rates.

JRSIS HEALTH CARE CORPORATION AND ITS SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(e)	Exchange rate risk

The reporting currency of the Company is US$. To date majority of the revenue and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenue and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenue and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose the Company to substantial market risk.

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

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Subsequent to the date the financial statements were filed, there was no subsequent event that would require disclosure on or adjustment to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

In addition to historical information, the discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in “Risk Factors” section of our annual report on Form 10-K, which filed on May 26, 2024.

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

As of the date of this report, Yongzhou JIT owns 2 patents for invention, 16 patents for utility models, 7 design patents and 21 software copyrights in the PRC. In addition, there are several invention patents in the process of undergoing substantive examination by government authorities. All the core patented technologies and models of patents and copyright have been applied in the Company’s products and services. The Company had established a research and development team composed of 8 experts, representing approximately 22% of the total employees of Yongzhou JIT. After years of efforts, the Company holds an outstanding position in the field of intelligent medicine products in the PRC. In addition, to promote research and innovation in smart medicine areas, the Company actively collaborates with several prominent research institutions and universities, such as Hunan Institute of Technology, to keep our smart techniques being updated and advanced.

Products and Services, Customers

Based on techniques we control and the plants and equipment we operate in China, we can provide our customers with customized goods and services, such as cloud-based smart hardware/equipment and the related application system/software, open platform of software as a service, cloud-based vending equipment, one-stop cloud-based medicine equipment (including automated drug sales, remote consultations, unmanned pharmacies) and a series of remote smart terminal products. We currently engage in the business of developing additional technology related to the medical industry and are producing and selling equipment based on our technology. We also provide services to design, develop, install, and maintain cloud-based systems for our customers.

Currently, all our operations are conducted in the PRC. Our customers include: a) governmental projects: such as local government’s healthcare project to up-grate its smart medical insurance, smart epidemic prevention measures, smart and system service on remote physical examination, health testing, remote consultation, prescription, payments and medicine delivery etc.; b) Hospital projects: such as a smart application system in a hospital for collecting drug information from each out-patient and directing the pharmacies in the hospital to prepare the dug for the out-patient and guide the put-patient to the right window to take his/her medicine; c) pharmacies outside the hospital and d) entities in health industry, such as the internet service platform; e) other entities providing smart health services based and depending on our technology. Our products and services can be applied in more and more areas along with the development of Smart City and Smart Life project all over the PRC and throughout the world.

Recent Development

With the popularity of China’s mobile payment, the update and development of cloud computing and the Internet of Things, coupled with the social demand for medical and pharmaceutical services facilitation, personalization, privacy protection, and various convenient services launched by the government and social forces in response to aging, vending and online services have a broad basis for development in most cities in China. Our smart products and services will be widely used in this environment, which is also one of the infrastructures for building a healthy China. However, this will require substantial investment from government and society. With the outbreak of the COVID-19 pandemic, especially since this year, the enthusiasm of the Chinese government and enterprises for such infrastructure investment has fluctuated with the changes in the macro economy, especially the expectations of China’s medium and long-term economic development. This kind of expected fluctuation has a great impact on the market for our smart products. We need to overcome the difficulties brought by this fluctuation and seek greater development while continuously improving the scientific and technological content of our products and services, which requires more effort and patience from us.

GOING CONCERN UNCERTAINTIES

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended September 30, 2024 and 2023 the Company incurred significant net losses of $509,680 and $31,415. The recurring operating loss resulted in an accumulated deficit of $3,878,835 as of September 30, 2024. The Company generated cash outflow from its operations activities of $826,061 and cash inflow from operations of $420,966 for the nine months ended September 30, 2024 and 2023. The fluctuation of cash flows resulted in a working capital deficit of $512,474 as of September 30, 2024. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its external financing, including bank loans and issuance of its shares to potential shareholders. Management believes that it can obtain additional bank loans and the issuance of common shares of the Company is available if the Company elects to do so, and (2) further implementation of management’s business plan to extend its operations and generate sufficient revenue and cash flows to meet its obligations. The Company’s operations are on an upward trend, and management believes that the Company’s operations can generate enough revenue and cash to meet its obligations in the normal course of business. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither any assurances to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

In connection with the preparation of our financial statements for the three and nine months ended September 30, 2024, there was no accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results.

Please refer to our significant accounting policies in NOTE 3 to our unaudited consolidated financial statements included elsewhere in this report. We believe those accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2024 and 2023

The following table sets forth the results of our operations for the three months ended September 30, 2024 and 2023, respectively, indicated as a percentage of total revenue.

	For the three months ended September 30, 2024		For the three months ended September 30, 2023		Amount
	Amount	% of Revenue	Amount	% of Revenue	increase (decrease)	% Percentage
Revenue	$222,922	100%	$497,361	100%	$(274,439)	(55)%
Cost of revenue	196,037	88%	377,252	76%	(181,215)	(48)%
Gross profit	26,885	12%	120,109	24%	(93,224)	(78)%
Operating expenses	233,075	105%	69,098	14%	163,977	237%
Other income (loss), net	(13,780)	(6)%	(11,727)	(2)%	(2,053)	18%
Income (loss ) before income tax	(219,970)	(99)%	39,284	8%	(259,254)	(660)%
Income tax expense (benefit)	7	0%	(123)	0%	130	(106)%
Net Income (loss) from operations	(219,977)	(99)%	39,407	8%	(259,384)	(658)%
Less: non-controlling interest	(31,831)	(14)%	5,702	1%	(37,533)	(658)%
Net loss attributable to the Company	$(188,146)	(84)%	$33,705	7%	$(221,851)	(658)%

Comparison of the nine months ended September 30, 2024 and 2023

The following table sets forth the results of our operations for the nine months ended September 30, 2024 and 2023, respectively, indicated as a percentage of total revenue.

	For the nine months ended September 30, 2024		For the nine months ended September 30, 2023		Amount
	Amount	% of Revenue	Amount	% of Revenue	increase (decrease)	% Percentage
Revenue	$1,320,738	100%	$1,311,750	100%	$8,988	1%
Cost of revenue	1,050,519	80%	1,000,638	76%	49,881	5%
Gross profit	270,219	20%	311,112	24%	(40,893)	(13)%
Operating expenses	756,033	57%	309,860	24%	446,173	144%
Other loss, net	(20,951)	(2)%	(24,610)	(2)%	3,659	(15)%
Loss before income tax	(506,765)	(38)%	(23,358)	(2)%	(483,407)	2070%
Income tax expense	2,915	0%	8,057	1%	(5,142)	(64)%
Net loss from operations	(509,680)	(39)%	(31,415)	(2)%	(478,265)	1522%
Less: non-controlling interest	(73,743)	(6)%	(4,546)	(0)%	(69,197)	1522%
Net loss attributable to the Company	$(435,937)	(33)%	$(26,869)	(2)%	$(409,068)	1522%

Revenue

Total revenue for the three months ended September 30, 2024 was $222,922, a decrease of $274,439, or approximately 55%, as compared to total revenue for the three months ended September 30, 2023 of $497,361. Total revenue for the nine months ended September 30, 2024 was $1,320,738, an increase of $8,988, or approximately 1%, as compared to total revenue for the nine months ended September 30, 2023 of $1,311,750. Currently, due to the bad economic environment, without the support of the government’s stimulus policies, Chinese society has grown increasingly cautious about investing in the medical and health industry, resulting in a significant decline in the demand for our products and services. During the third quarter of 2024, we did not acquire any new clients, resulting in our revenue being reduced by half compared to the same period in 2023. The revenue decline in the third quarter of 2024 erased much of the growth achieved in the first two quarters of the year compared to 2023.

We have taken more aggressive measures in our marketing and promotion efforts to improve our sales performance since the beginning of 2024. We initially expected that the demand for our products and services in the market could be expected to grow rapidly. However, the macroeconomic and social demand in the PRC is far less robust than it was expected in the wake of the COVID-19 pandemic, Especially, since the third quarter of this year, the overall economic vitality is relatively depressed, which has seriously affected the sales of the company’s products and services. We have committed to iterate and update continuously our products and services with our developing technology, and we expect that our revenue will continue to grow along with our marketing effort and the upgrading of our products in the foreseeable future. However, the growth of our revenue also depends on the microeconomic and social demand in the PRC.

Currently, the Company’s revenue derives from two sources: 1) sales of smart terminal products, such as unmanned medicine vending machines, that the Company self-manufactures and assembles in its plant, and 2) services rendered, such as installation and debugging of new equipment, maintenance of terminal systems of smart equipment, design and development of application systems customized for our customers. Goods and services from which the Company derived its revenue are all based on the Company’s technology and manufacturing capacity.

The Company derived its revenue from both third-party customers and related party customers. During the periods presented in these financial statements, the Company derived its revenue from its related parties mainly, with sales to Guangzhou JIE, Guangzhou JIT, Youzhou Jingmi Health Technology Co., Ltd. and Yaolian (Guangzhou) Wulinwang Co., Ltd. (see Note 12 for relationship of these related parties). In general, those related parties purchase a machine from Yongzhou JIT and resell it to their customers. In addition, Yongzhou JIT provided installation and maintenance services for its customers and was paid case by case under a range of negotiated rates. End users of the Company’s goods and services mainly include medical service organizations, business entities and local governments.

Cost of revenue

Cost of revenue for the three months ended September 30, 2024 was $196,037, a decrease of $181,215, or approximately 48%, as compared to cost of revenue recorded for the three months ended September 30, 2023 of $377,252. Cost of revenue for the nine months ended September 30, 2024 was $1,050,519, an increase of $49,881, or approximately 5%, as compared to cost of revenue for the nine months ended September 30, 2023 of $1,000,638.

During the three months ended September 30, 2024, we provided less personalized services and fewer products to our customers, mainly the related parties of YZ JIT, generating lower revenue., This is the main reason that lead to lower cost of revenues. The increase of the cost of revenue for the nine months ended September 30, 2024 resulted from an increase in the cost of labor, especially the cost of revenue from our technology service mainly consists of labor cost to fulfill our services obligations. Cost of revenue consists primarily of the cost of the machine sold and incremental cost to fulfil the contracts with customers.

Gross profit

Gross profit for the three months ended September 30, 2024 was $26,885, a decrease of $93,224, or approximately 78%, as compared to the three months ended September 30, 2023 of $120,109. The gross margin was 12% for the three months ended September 30, 2024, decreased from 24% for the three months ended September 30, 2023. Gross profit for the nine months ended September 30, 2024 was $270,219, a decrease of $40,893, or approximately 13%, as compared to the nine months ended September 30, 2023 of $311,112. The gross margin was 20% for the nine months ended September 30, 2024, decreased from 24% for the nine months ended September 30, 2023.

Generally, our services revenue contributes a higher margin than revenue from the sale of goods. In addition, our margins fluctuated based on customized contracts made with various factors, including customer background and special requirements of our products and services. Also, gross profit was affected by whether the customer is a third party or a related party. During the three months ended September 30, 2024, we encountered severe market challenges, and in order to increase our sales, we made a lot of price concessions, resulting in a halving of the gross margin in the third quarter of 2024 and the same period of 2023, Fortunately, some of our service revenues generated significant gross margins in the first half of 2024, which resulted in our gross margin for the nine months ended September 30, 2024 being essentially flat with the gross margin for the nine months ended September 30, 2023.

Operating expenses

Operating expenses consist mainly of research and development, employee salary, marketing and advertising, logistics, auditing and legal services, other professional service and listing support fees, depreciation and amortization, office rental fees and utilities that are underlying but not associated with production, and so are not recorded as cost of inventories.

Operating expenses for the three months ended September 30, 2024 were $233,075, an increase of $163,977, or approximately 237%, as compared to $69,098 for the three months ended September 30, 2023. During the three months ended September 30, 2024, our selling expenses increased $96,518, our general and administrative expenses increased $74,821 and our research and development expenses decreased $7,362, as compared to the same period of 2023.

Operating expenses for the nine months ended September 30, 2024 were $756,033, an increase of $446,173, or approximately 144%, as compared to $309,860 for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, our selling expenses increased $289,925, our general and administrative expenses increased $212,396 and our research and development expenses decreased $56,148, as compared to the same period of 2023.

The Company reduced its research and development expenditures for the three and nine months ended September 30, 2024 by reorganizing and streamlining its research team to save costs without compromising the efficiency of its activities. The Company is committed to an on-going reorganization to optimize its expenditures to respond to its deficiency of working capital and to make profits. The Company expects to invest more capital in its research and development activities as its financial condition gets better. The increase of selling expenses for the three and nine months ended September 30, 2024 as compared to the same period of prior year, mainly resulted from the increase of the marketing and advertising activities to promote sales in the current period. The increase of the general and administrative expenses for the three and nine months ended September 30, 2024 mainly resulted from the increasing of the professional services and related listing fees for public trading markets, and inventories counting loss during the nine months ended September 30, 2024.

Other income (expense), net

Other income mainly consists of: 1) non-capitalized interest expense accrued from bank loans used for working capital; 2) gain or loss on disposal of inventories, equipment and other assets; and 3) government subsidy on tax exemption. For the three months ended September 30, 2024 the Company reported other net loss of $13,780, an increase of $2,053, or approximately 18% of other net loss, as compared to other loss of $11,727 for the three months ended September 30, 2023. For the nine months ended September 30, 2024 the Company reported other net loss of $20,951, a decrease of other net loss of $3,659, or approximately 15%, as compared to other net loss of $24,610 for the nine months ended September 30, 2023.

The fluctuation in other expenses for the three and nine months ended September 30, 2024 as compared to the same period of 2023 mainly resulted in fluctuation of non-capitalized interest expense due to the reduction of bank loans. YZ JIT repaid more bank loan during the third of 2023 which result in the accrual of interest expense for the three months ended September 30, 2023 is less than that in the same period of 2024. However, before repaying bank loan in third quarter in 2023, total interest expense was accrued and recorded for the nine months ended September 30, 2023, which made other loss for the nine months ended September 30, 2023 greater than the same period of 2024.

Net income (loss)

We reported a net loss of $219,977 for the three months ended September 30, 2024, as compared to net income of $39,407 for the three months ended September 30, 2023, a decrease of $259,384 at our net income, or approximately 658%. We reported a net loss of $509,680 for the nine months ended September 30, 2024, as compared to net loss of $31,415 for the nine months ended September 30, 2023, an increase of $478,265 at our net loss or approximately 1522%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On September 30, 2024, we had cash of $1,372 and a working capital deficit of $512,474 as compared to cash of $741 and a working capital deficit of $404,105 on September 30, 2023.

To date, we have financed our operating and investing activities mainly through cash generated from our current operating activities, borrowings from financial institutions and contributions from our shareholders. We had plans to issue our common shares to finance more cash to supplement our working capital. We also planned to finance our business under our management measures and financing policy along with our current financing resources, such as accelerating the collection of receivables and slow down the payment of payable. We did not identify any material capital expenditures requirements at the date of this report, but we were not sure that our cash on hand will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. As management measures and financing policies, we will continue to delay payment and accelerate collection in our operations, as well as optimize and reduce expenses to overcome cash deficits in our normal course of business in the foreseeable future. Even though we may, however, need additional cash resources in the future if we experience changes in business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, capital expenditure or similar actions. If we determine that our cash requirements exceed the amount of cash we have on hand, we may seek to issue equity or equity-linked securities or obtain debt financing including additional bank loans. The issuance and sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The following is a summary of cash provided by or used in each of the indicated types of activities for the nine months ended September 30, 2024 and 2023, respectively.

	For the Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$(826,061)	$420,966
Net cash provided by (used in) investing activities	(9,182)	(249)
Net cash provided by (used in) financing activities	720,030	(576,242)
Exchange rate effect on cash	(1,529)	(2,547)
Net cash inflow (outflow) for the periods	$(116,742)	$(158,072)

Operating Activities

Net cash used in our operating activities for the nine months ended September 30, 2024 was $826,061, as compared to net cash provided by operating activities of $420,966 for the nine months ended September 30, 2023. Net cash used in our operating activities for the nine months ended September 30, 2024 was attributable to a net loss of $509,680 for the period and was primarily increased by non-cash items such as a reversal of a $138,497 inventory impairment charge, and by a $578,004 increase in accounts receivable from related parties and amortization of $161,191 in advances from customers as income was recognized from completion of prepaid contracts. Net operating cash inflows for the nine months ended September 30, 2024 resulted primarily from the following factors: 1) accounts receivable decreased by $144,135 in cash collected from third parties; 2) advances to suppliers decreased by $294,389 due to receipt of inventories from venders; and 3) a decrease of inventories by $233,745 due to increase of goods sold and disposal of obsoleted inventories.

Net cash provided by our operating activities for the nine months ended September 30, 2023 was $420,966. This was attributable to net loss $31,415 for the nine months ended September 30, 2023 and was primarily adjusted by non-cash items such as (1) an aggregate total of $3,340 from right-of used assets amortization expenses and interest expenses accrual of lease liabilities of operating leases, (2) depreciation and amortization expenses of long-lived assets of $41,179, (3) an aggregate gain of $24,206 from disposal of impaired inventories, and (4) deferred income tax decrease of $4,487 for the nine months ended September 30, 2023. Net operating cash inflows for the nine months ended September 30, 2023 resulted primarily from the following factors: 1) accounts receivable from both third parties and related parties decreased aggregately by $312,421 due to more cash collected from customers; 2) accounts payable to related parties increased by $203,521 due to delay payment for the purchase from related parties; Cash inflows were offset by the following cash outflows factors: 1) an increase of advance to suppliers of $1,845 due to more inventories order from venders; 2) inventories increased by $18,258 due to the preparation for future goods sold; 3) prepaid expenses and other receivables increased by $1,938 and accounts payable to third parties decreased by $48,784 due to the Company make more payments at September 30, 2023; 4) advances from customers decreased by $3,803 due to revenue recognized from those advances; 4) Taxes payable decreased by $4,296 representing the payable of taxes both corporation income tax and VAT; 5) cash paid for operation lease liabilities of $4,455. 6) other payable and accrued liabilities decreased by $4,982 due to the Company made much more payment for its utility.

Investing Activities

There was $9,182 used in purchase of intangible assets for the nine months ended September 30, 2024.

There was $249 used in purchase of equipment for the nine months ended September 30 2023.

Financing Activities

Net Cash provided by our financing activities for the nine months ended September 30, 2024 was $720,030. For the nine months ended September 30, 2024, cash inflows provided by financial activities included: 1) received cash from issuance of common shares of $20,045; 2) proceeds from bank loans of $1,278,186, 3) capital contribution from our VIE’s legal owners of $419,578; Cash outflows in financial activities for the nine months ended September 30, 2024 included: 1) net cash used in financing purpose between the Company and its related parties amount of $15,823 and; 2) repayments of bank loans amount of $981,956.

Net cash used in our financing activities from the nine months ended September 30, 2023 was $576,242. For the nine months ended September 30, 2023, we received cash in our financial activities from proceeds of bank loan of amount $426,482 and net cash provided by financing purpose between the Company and its related parties amount $13,785; we repaid bank loan of $1,016,509.

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

The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were not effective:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The Company may engage more employees when more financial resources are available.

●	Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles. Currently, we are relying on external consultants to assist us complying with the US GAAP financial reporting process.

●	We are trying to improve our documentation system concerning our existing financial processes, risk assessment and internal controls so as to provide sufficient and adequate records for the preparation and disclosure of financial reporting process. Currently, we are relying on external consultants to assist us complying with the financial reporting process.

●	We do not presently have an audit committee. JRSIS will set up an audit committee when more financial resources are available.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The list of Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q are set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

Exhibit Number	Description	Incorporated by Reference to
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1	Section 1350 Certification of Principal Executive and Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JRSIS HEALTH CARE CORPORATION
(Registrant)

Date: December 20, 2024	By:	/s/ Linhai Zhu
Linhai Zhu
Chairman of the board,
Chief Executive Officer,
Chief Financial and Accounting Officer